Form 10-K
period 1993-09-30
MORTGAGE & REALTY TRUST
filed 1994-01-13
CIK 79259

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-6613

                           MORTGAGE AND REALTY TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                           23-1862664
 (State or other jurisdiction of             (I.R.S. employer
  incorporation or organization)          identification number)
  8380 OLD YORK ROAD, SUITE 300                   19117
    ELKINS PARK, PENNSYLVANIA                   (Zip code)
      (Address of principal
        executive offices)

        Registrant's telephone number, including area code: 215-881-1525
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                        ON WHICH REGISTERED
- --------------------------------------------------  -------------------------------
     Common Shares, par value $1.00 per share           New York Stock Exchange
                                                        Pacific Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_      No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    The aggregate market value of the Common Shares held by non-affiliates of the registrant at January 11, 1994, computed by reference to the closing sale price of such shares as reported in the Consolidated Transaction Reporting System, was $5,595,000. The number of Common Shares outstanding at January 11, 1994 was 11,226,215. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes _X_      No ___
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Mortgage and Realty Trust (the "Trust") is a Maryland real estate investment trust engaged in the business of managing its portfolio of mortgage loans and real estate investments. The Trust was organized in 1970 as PNB Mortgage and Realty Investors. In 1979, Sutro Mortgage Investment Trust combined into the Trust. In 1984, the Trust changed its name to Mortgage and Realty Trust. The Trust is organized under a Declaration of Trust as amended through February 17, 1993 and conducts its business in such a fashion as to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended. The Trust is currently managed by seven Trustees, each of whom is elected annually by the Trust's shareholders at the annual meeting of shareholders. Although the annual meeting of shareholders is customarily held in February of each year, the Trust has determined for 1994 to delay the meeting so that it can be held in combination with the shareholder meeting to be called to consider any restructuring agreed upon with the holders of the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes") and thereby spare the expense of having two shareholder meetings. The Trust has six executive officers, two of whom are also Trustees.

    PREVIOUS CHAPTER 11 PROCEEDING AND PLAN OF REORGANIZATION

    On April 12, 1990, the Trust filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The decision of the Trustees of the Trust to file a voluntary petition for reorganization was reached following a series of events commencing on March 12, 1990, when Standard & Poor's Corporation downgraded the rating for the commercial paper of the Trust from A-2 to A-3. As a result of this downgrading, the Trust was unable to access the commercial paper markets, resulting in a series of defaults under the Trust's outstanding indebtedness.

    After unsuccessfully negotiating with a group of lenders to establish a replacement credit arrangement, the Trustees of the Trust decided on April 12, 1990, that the interests of shareholders and other parties in interest would be better served by filing for reorganization under Chapter 11.

    On November 21, 1990, a Joint Plan of Reorganization (the "1991 Plan") proposed by the Trust, the official creditors' committee and the official equity security holders' committee was filed with the bankruptcy court pursuant to section 1121 of the Bankruptcy Code. The 1991 Plan was confirmed by the bankruptcy court by an order entered February 27, 1991. The 1991 Plan was filed as Exhibit 4.4 to the Trust's Annual Report on Form 10-K for the fiscal year ended September 30, 1991. An amendment to the 1991 Plan effected as part of the 1992 Restructuring (discussed below) was filed as Exhibit 4.4 to the Trust's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

    The 1991 Plan provided that the holders of claims against the Trust were to receive payments in installments over a period ending on June 30, 1995 with the right of the Trust to defer certain principal amounts for up to 24 months, up to December 31, 1995. Interest was payable initially at Bank of America N.T. & S.A.'s reference rate plus one percent, increasing by 0.25% every six months, with interest on deferred amounts at the adjusted rate plus two percent. The 1991 Plan also included numerous financial, affirmative and negative covenants, including covenants relating to the ratio of the Trust's outstanding debt to its capital base, the ratio of earning assets to outstanding debt and the amount of non-earning assets, and covenants severely limiting the Trust's ability to make new investments or to incur new indebtedness.

    The forecast upon which the 1991 Plan was based assumed that the real estate markets would begin to improve in fiscal 1992. However, notwithstanding this forecast, the markets continued to materially deteriorate in an unforeseen manner. Despite these conditions, the Trust was able to make all required interest payments and to exceed the required amortization payments, reducing the debt to $374,000,000 at June 30, 1991 as opposed to the requirement of $380,000,000 and to $329,000,000 at January 3, 1992 as opposed to the requirement of $340,000,000 at December 31, 1991. These results were achieved through liquidating Trust assets at substantial discounts from their recorded cost.

    The continued deterioration of the real estate markets made it impossible for the Trust to meet the amortization payment at June 30, 1992, which was required to reduce the Trust's debt to $291,250,000, taking into account deferrals permitted under the 1991 Plan. The deterioration also precluded the Trust from being able to meet the financial covenants of the 1991 Plan. One of these covenants was previously amended, effective September 30, 1991, with the approval of the official creditors' committee for the period ending June 29, 1992, but the Trust felt that it would not be in compliance with such covenant after that date.

    To adjust its operations to current market conditions, by 1992 the Trust had redirected its focus. The Trust had historically emphasized earnings growth, and the accompanying asset acquisitions. Because of changes in the economy and the financial and real estate markets which adversely affected the Trust's business and asset values, management moved to an emphasis on improving cash flow in order to meet its obligations under the 1991 Plan and then to provide an opportunity for growth and increased shareholder value in the future when the United States real estate markets would, eventually, stabilize and return to a more traditional environment. Meeting the interest and principal payments required under the 1991 Plan was one of the Trust's important objectives. Management focused efforts on generating sufficient liquidity through active and asset-specific management of its overall portfolio to meet those payments, while at the same time maximizing future shareholder value. However, in light of the impending June 30, 1992 interest and principal payments, which aggregated approximately $44.4 million under the 1991 Plan, and the continued stagnation in the real estate market, in late 1991 and early 1992 the Trust determined that it was necessary to defer a portion of the principal payments of the outstanding debt and limit certain future cash interest payments to allow sufficient time for liquidity to return to the United States real estate markets.

    As part of the ongoing effort to strengthen the Trust's capital structure, of which the 1992 Restructuring (as defined below) was to be an important element, the Trust also considered raising cash through structured financings such as asset securitizations. However, the Trust was ultimately unable to generate funds through such transactions in an efficient manner and therefore did not pursue any such transactions.

    At the end of the Trust's fiscal year ending September 30, 1991, it was evident to the Trust that conditions in the real estate markets were continuing to deteriorate. Commencing in the first quarter of fiscal 1992, the Trust held discussions with its official creditors' committee to discuss a rescheduling of the debt obligations under the 1991 Plan. Throughout the balance of the first quarter of fiscal 1992 and during the second and third quarters of fiscal 1992, the Trust negotiated with its official creditors' committee to develop a prudent rescheduling of such debt. The result of these negotiations was the 1992 Restructuring.

    1992 RESTRUCTURING

    Pursuant to the Trust's negotiations with its official creditors' committee, on June 15, 1992 the Trust commenced a solicitation of acceptances to certain modifications (the "1992 Modifications") to the outstanding debt obligations of the Trust and to a prepackaged plan of reorganization (the "Proposed 1992 Plan") to effect the same 1992 Modifications. In order to effect the 1992 Modifications without implementing the Proposed 1992 Plan, the Trust was required to obtain acceptances from holders of 100% of the outstanding debt obligations. The proposed modifications to the outstanding debt were identical under the proposed out-of-court restructuring and the Proposed 1992 Plan. The Trust received 100% acceptance of the 1992 Modifications and, on July 15, 1992, the Trust successfully restructured its outstanding debt in accordance with the proposed 1992 Modifications (the "1992 Restructuring").

    Pursuant to the 1992 Restructuring, the outstanding debt was restructured in the form of the Senior Notes. The 1992 Modifications provided, among other things, for (i) an increase in the amounts of required principal payments which could be deferred (while retaining the final payment date for deferred payments at December 31, 1995), (ii) an extension of the permitted repayment period of such deferred amounts from 24 months to 30 months from the date a deferral is utilized, (iii) the establishment of a limit on the maximum rate of interest to be paid in cash on a current basis at 9% through June 30, 1994, with any excess being accrued and paid at December 31, 1995, (iv) changes in certain required financial covenants to reflect the then-existing financial condition of the Trust and the then-existing real estate markets, (v) with the approval of the holders of 66 2/3% of the Senior Notes, the release of collateral for certain financings by the Trust, provided such financings would result in the reduction in the amount of Senior Notes, and (vi) the payment of additional consideration to the holders of the Senior Notes equal to one percent of the principal amount of the Senior Notes, payable in four semi-annual installments commencing on the date the 1992 Restructuring became effective.

    Pursuant to the 1992 Restructuring, the Trust entered into the Indenture (the "Indenture") governing the Senior Notes with Wilmington Trust Company, as trustee (the "Indenture Trustee"), entered into a second amendment to the Trust's outstanding collateral and security agreement dated as of February 21, 1991 with the Indenture Trustee and William J. Wade as collateral agents (as amended, the "Collateral Agreement") and amended the 1991 Plan.

CURRENT DEBT SERVICE REQUIREMENTS AND DEFAULTS AND FORECAST SHORTFALL IN OPERATING CASH FLOW

    The face amount of the Senior Notes at June 30, 1993 was $290,000,000. The Senior Notes provide that the holders of Senior Notes will receive semi-annual payments of principal on June 30 and December 31 of each year until June 30, 1995 when all undeferred principal is due. The Senior Note Indenture also provides for quarterly additional payments of principal in an amount equal to available cash (as defined in the Indenture) held by the Trust at the end of each quarter in excess of $10 million, less certain dividend overpayments, if any. The Trust has the right to defer certain principal payments for up to 30 months until December 31, 1995 at which time no more principal payments may be deferred and all deferred amounts are due. The Senior Notes provide for payments of interest quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Senior Notes was payable initially in 1991 at Bank of America N.T. & S.A.'s reference rate plus one percent, increasing 0.25% every six months. The interest rate spread over such reference rate in effect on September 30, 1993 was 2.25%, with the next scheduled date for an increase in the rate being January 1, 1994. Interest on deferred principal is payable at such adjusted rate plus two percent. The Senior Note Indenture also contains numerous financial, affirmative and negative covenants as described above.

    The financial forecast upon which the 1992 Restructuring was based assumed that the real estate markets in which the Trust holds assets would stop or slow their decline by 1993 with some improvement in 1994. Instead, since the effective date of the 1992 Restructuring, these markets have continued to deteriorate. The Trust's business, including its ongoing efforts to refinance and sell property, did not generate cash flow sufficient to service the Senior Notes during the fiscal year ended September 30, 1993 and the Trust does not anticipate that the business will generate cash flow sufficient to service the Senior Notes in fiscal 1994. In any event, the Senior Notes will need to be refinanced on or about June 30, 1995.

    Because its operating income has declined due to the continued deterioration of the real estate markets, the Trust was not able to meet its scheduled June 30, 1993 principal payment on the Senior Notes of $20,000,000, which was required to reduce the principal amount of the Senior Notes to $270,000,000, taking into account deferrals permitted under the Senior Note Indenture. The Trust's failure to make the June 30 principal payment constituted an event of default under the Senior Note Indenture. The deterioration of the real estate markets also precluded the Trust from being able to meet certain ratios set forth in the financial covenants of the Senior Note Indenture effective March 31, June 30, and September 30, 1993, constituting additional events of default. Certain of these covenants were previously amended in or prior to the 1992 Restructuring. On May 26, 1993, the Trust received from the holders of more than 66 2/3% in principal amount of Senior Notes a waiver relating to the March 31 financial covenant default.

    The Trust timely paid the June 30 and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals) and $6.6 million in interest was due on December 31, 1993. Because the Trust did not make otherwise required payments on June 30 and December 31, 1993, at the end of the first quarter of 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture). Assuming no other payment defaults, the Trust would have been obligated to pay the excess of such available cash over $10 million to Senior Note holders as an additional principal payment. However, pursuant to the agreement in principle with certain of the principal holders of Senior Notes reached in August 1993 (discussed below), the Trust agreed to pay on September 30, 1993 the interest payment due September 30, 1993 and certain restructuring fees due December 31, 1993, but not to pay the interest or principal due December 31, 1993. Although it presently appears unlikely that the terms of the August 1993 agreement in principle will be implemented, consistent with the ongoing negotiations with the principal holders of the Senior Notes, the Trust did not pay the interest or principal due at December 31, 1993, constituting additional events of default under the Senior Note Indenture. The Trust forecasts that it will have continuing difficulty meeting its obligations under the Senior Note Indenture without a substantial restructuring of such debt.

    Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66 2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears unlikely that any further extensions of the Standstill Period will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993, the Indenture Trustee notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. There can be no assurance that the Indenture Trustee will not take further remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code.

    Lack of liquidity for real estate has continued since the end of the Trust's fiscal year. The Trust's operating cash flow has declined as it has been forced to sell assets currently yielding higher returns. Approximately half of the Trust's portfolio is in California where the general economy and the real estate markets continue to be in recession. See "Investments" below.

    NEGOTIATIONS WITH CREDITORS

    During the second fiscal quarter of 1993, it became apparent to the Trust and its financial advisors that the Trust's projected cash flow would not be adequate to meet its obligations in the future. In February 1993 the Trust contacted its official creditors' committee to apprise the official creditors' committee and its advisors of the Trust's forecast difficulties. In or about February 1993, the Trust and its advisors met with its official creditor's committee and its advisors to discuss the Trust's condition and prospects. Thereafter, in March 1993, the Trust and the official creditors' committee commenced negotiations regarding a restructuring of the Senior Notes.

    Beginning with the initial formal meeting in March 1993, throughout the period from March through August 1993, the Trust and its advisors met with the official creditors' committee and its advisors to negotiate a restructuring. In August 1993, the Trust and the official creditors' committee met and agreed to the broad outlines of the economic terms of a restructuring, subject to the approval of the Trustees of the Trust. Under the agreement in principle, the Senior Notes would be exchanged for approximately $195 million of new senior secured notes and common shares representing 85% of the equity of the Trust. Thereafter, on August 18, 1993, the Trustees of the Trust approved the economic terms of the restructuring of the Senior Notes subject to, among other things, receipt of indications of support for the restructuring from individual members of the official creditors' committee and other holders of the Senior Notes reasonably sufficient to effect the restructuring pursuant to a prepackaged plan of reorganization (typically holders of at least two-thirds in principal amount and one half in number of claims). On August 19, 1993, the Trust announced that it had reached a non-binding agreement in principle with the official creditors' committee (representing approximately 43% of the Senior Notes) to restructure the indebtedness represented by the Senior Notes.

    While the Trust was negotiating with the official creditors' committee, the Trust was also discussing possible third-party investment in the restructuring. Although all potential third-party investors were offered an opportunity to propose restructuring alternatives, only two such investors made proposals to the Trust. The official creditors' committee advised the Trust that the offers were not acceptable and they did not believe that it was in their or the Trust's best interests in the restructuring to pursue such third-party participation. As a result, the Trust suspended the solicitation of interested parties, and the Trust and the official creditors' committee agreed on the internal restructuring contained in the August 1993 agreement in principle. Commencing again in November 1993, as the prospects for implementing the August 1993 agreement in principle waned, the Trust resumed responding to inquiries from third parties about participation in a restructuring of the Trust.

    Commencing at about the time of the agreement in principle between the Trust and the official creditors' committee, certain of the Senior Notes began to trade. Interest in the trading of Senior Notes increased after announcement of the terms of the restructuring and, by December 1993, in excess of 50% of the principal amount of the Senior Notes had traded.

    Included in the Senior Notes initially traded were all of the Senior Notes held by two of the five members of the official creditors' committee who had negotiated the August 1993 agreement in principle. In or about October 1993 four of the holders who had acquired Senior Notes and who then held a significant amount of Senior Notes signed confidentiality letters with the Trust and requested to be named to the official creditors' committee and receive financial and operating information relating to the Trust. The three then-remaining members of the official creditors' committee did not grant committee membership to the holders but acquiesced in the Trust's delivery of confidential information to the investing holders. Subsequently, another member of the official creditors' committee sold all of its Senior Notes, part to a member of the official creditors' committee and the balance to other persons. That sale left the official creditors' committee with two members, one of whom held, as a result of secondary claims purchases, at December 31, 1993 in excess of 33 1/3% of the Senior Notes.

    In October 1993, the investing holders commenced their due diligence review of the Trust, which included financial and other information provided by the Trust. At the request of the investing holders, the Trust agreed to pay certain fees and expenses of a financial advisor to the investing holders. In or about November 1993, the investing holders retained Smith Barney Shearson Inc. ("Smith Barney") as their financial advisor. Smith Barney immediately commenced its analysis of the financial condition and operations of the Trust and the proposed agreement in principle.

    Because of the substantial trading in the Senior Notes and the inability of the Trust to obtain satisfactory indications of support for the August 1993 agreement in principle from any holders of

Senior Notes, any action to implement the Trust's original agreed restructuring has been postponed. The Trust's management is continuing discussions with the principal holders of the Senior Notes and their representatives to explore various alternatives for restructuring the Senior Notes. If agreement on such a restructing cannot be reached, or if the holders of Secured Notes or the Trustee take action or fail to cooperate with the Trust in such a manner that the business or operations of the Trust are jeopardized, the Trust will consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code.

INVESTMENTS

    Although the  Trust has  continued to  fund previously  existing  investment commitments and to fund limited tenant improvements and similar investments necessary to retain or obtain tenants, the Trust has not made any new investments since its Chapter 11 filing, but it has continued to manage its investment portfolio. The Trust's future investment strategy cannot be formulated until the Trust's debt restructuring terms are finalized. The Trust's investments include short and intermediate-term construction and standing loans, long-term participating loans and investments in real estate.

    Loans may be secured by first or junior mortgages as well as mortgages secured by leaseholds. Loans made by the Trust are secured by mortgages on income-producing properties, including office buildings, shopping centers, industrial projects, apartments and condominium projects. When the Trust made investments, it abided by various restrictions consisting principally of loan-to-value ratios, investment ranges and percentage of total assets invested in loans to a single borrower.

    The Trust's investments are primarily located in major metropolitan areas throughout the United States. As of September 30, 1993, the Trust held investments in mortgage loans, investments in real estate and other interests in real properties located in 21 states.

    Total loans and investment commitments outstanding at September 30, 1993 were $349,637,000 of which $1,632,000 remained to be disbursed.

    The following pages contain summaries of the Trust's commitments and investments at September 30, 1993 and certain information pertaining to non-earning loans, delinquent earning loans, non-earning in-substance foreclosures and non-earning foreclosed properties.

                           MORTGAGE AND REALTY TRUST
                  SUMMARY OF INVESTMENTS AT SEPTEMBER 30, 1993

                                                                                                       AMOUNT
                                                                                AMOUNT COMMITTED    OUTSTANDING
                                                                                ----------------  ----------------
TYPE OF INVESTMENTS
SHORT AND INTERMEDIATE-TERM
  Mortgage Loans:
    Construction Loans........................................................  $      3,250,000  $      3,250,000
    Standing loans............................................................        77,923,000        76,937,000
    Non-Earning...............................................................         5,445,000         5,244,000
  Properties Acquired Through Foreclosure and Held for Sale:
    Earning...................................................................        52,586,000        52,586,000
    Non-earning...............................................................        36,134,000        36,134,000
  In-Substance Foreclosures:
    Earning...................................................................        70,487,000        70,050,000
    Non-earning...............................................................        17,559,000        17,559,000
                                                                                ----------------  ----------------
      Total Short and Intermediate-Term.......................................       263,384,000       261,760,000
                                                                                ----------------  ----------------
LONG-TERM
  Participating Loans:
    Construction Phase........................................................         2,010,000         2,010,000
    Participating Phase.......................................................        12,468,000        12,460,000
                                                                                ----------------  ----------------
      Total Participating.....................................................        14,478,000        14,470,000
  Amortizing Loans............................................................         4,731,000         4,731,000
  Investment in Real Estate Equities..........................................        57,213,000        57,213,000
  Investment in Partnerships..................................................         9,831,000         9,831,000
                                                                                ----------------  ----------------
      Total Long-Term.........................................................        86,253,000        86,245,000
                                                                                ----------------  ----------------
  Total Invested Assets.......................................................  $    349,637,000       348,005,000
                                                                                ----------------
                                                                                ----------------
    Less Deferred Fees........................................................                            (879,000)
                                                                                                  ----------------
  Total Invested Assets.......................................................                    $    347,126,000
                                                                                                  ----------------
                                                                                                  ----------------

                           MORTGAGE AND REALTY TRUST
            NON-EARNING LOANS, NON-EARNING IN-SUBSTANCE FORECLOSURES
               AND NON-EARNING FORECLOSED PROPERTY HELD FOR SALE
                 (BY GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE)
                               SEPTEMBER 30, 1993
                                 (000 OMITTED)

                                                                      RETAIL    INDUSTRIAL  OFFICE
                                                                      CENTER     CENTER    BUILDING     TOTAL
                                                                     ---------  ---------  ---------  ---------
California.........................................................  $   8,093  $  10,319  $   6,907  $  25,319
Colorado...........................................................      1,037     --         --          1,037
Massachusetts......................................................      3,646      2,773      1,047      7,466
New Hampshire......................................................     --          4,760     --          4,760
New Jersey.........................................................     --          3,217      2,061      5,278
Pennsylvania.......................................................     --          7,512      7,432     14,944
                                                                     ---------  ---------  ---------  ---------
                                                                     $  12,776  $  28,581  $  17,447  $  58,804
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

                           MORTGAGE AND REALTY TRUST
          GEOGRAPHIC DISTRIBUTION OF INVESTMENTS BY COMMITTED AMOUNTS
                               SEPTEMBER 30, 1993

                                                                                          RETAIL      RESEARCH &
STATE                  APARTMENTS     HOTEL      INDUSTRIAL      OFFICE     RESIDENTIAL  BUILDINGS   DEVELOPMENT      TOTALS
- ---------------------  -----------  ----------  -------------  -----------  ----------  -----------  ------------  -------------
Arizona..............                           $   7,134,479                                                      $   7,134,479
California...........  $   283,161                 51,135,801  $21,730,249  $   99,641  $66,105,625   $23,928,030    163,282,507
Colorado.............      808,295                                              99,329    1,271,525                    2,179,149
Delaware.............                                                          275,646                                   275,646
Florida..............                                                           28,472                 4,610,249       4,638,721
Georgia..............                                                           91,150                                    91,150
Indiana..............    4,300,000                                                                                     4,300,000
Maine................    7,797,007                                                                                     7,797,007
Maryland.............                                            9,383,955     967,692                                10,351,647
Massachusetts........                               5,483,230    5,313,882                3,645,482                   14,442,594
Michigan.............    6,686,000                                                                                     6,686,000
Minnesota............                               2,243,411                                          2,878,991       5,122,402
Missouri.............    8,995,320                                                                                     8,995,320
Nevada...............               $3,060,000                                                                         3,060,000
New Hampshire........                               4,760,035                             1,394,259                    6,154,294
New Jersey...........                                            5,277,664                                             5,277,664
Oregon...............                                            6,841,763                                             6,841,763
Pennsylvania.........    1,838,753                 29,318,268   21,563,503               20,041,711   15,022,867      87,785,102
Texas................                                 310,057                                                            310,057
Virginia.............                                                          278,893                                   278,893
Washington...........                               4,633,272                                                          4,633,272
                       -----------  ----------  -------------  -----------  ----------  -----------  ------------  -------------
Totals...............  $30,708,536  $3,060,000  $ 105,018,553  $70,111,016  $1,840,823  $92,458,602   $46,440,137  $ 349,637,667
                       -----------  ----------  -------------  -----------  ----------  -----------  ------------  -------------
                       -----------  ----------  -------------  -----------  ----------  -----------  ------------  -------------
Percentage...........        8.78%       0.88%         30.04%       20.05%       0.53%       26.44%       13.28%
                       -----------  ----------  -------------  -----------  ----------  -----------  ------------
                       -----------  ----------  -------------  -----------  ----------  -----------  ------------


STATE                      %
- ---------------------  ----------
Arizona..............       2.04%
California...........      46.70%
Colorado.............       0.62%
Delaware.............       0.08%
Florida..............       1.33%
Georgia..............       0.03%
Indiana..............       1.23%
Maine................       2.23%
Maryland.............       2.96%
Massachusetts........       4.13%
Michigan.............       1.91%
Minnesota............       1.47%
Missouri.............       2.57%
Nevada...............       0.87%
New Hampshire........       1.76%
New Jersey...........       1.51%
Oregon...............       1.96%
Pennsylvania.........      25.11%
Texas................       0.09%
Virginia.............       0.08%
Washington...........       1.32%
                       ----------
Totals...............

Percentage...........     100.00 %
                       ----------
                       ----------

NON-EARNING INVESTMENTS, DELINQUENT EARNING LOANS AND FORECLOSED PROPERTIES

    EARNING MORTGAGE LOANS MORE THAN 60 DAYS DELINQUENT -- The Trust generally considers loans as delinquent if payment of interest and/or principal, as required by the term of the note, is more than 60 days past due. At September 30, 1993, there were no loans which were so delinquent as to principal and/or interest.

    NON-EARNING MORTGAGE LOANS -- At September 30, 1993, there was one loan of $5,244,000 classified as non-earning. A description is as follows:

    (1) The Trust has a first mortgage loan on 12 industrial buildings containing 130,969 square feet located in Chino, California. This loan was placed on non-earning status in June 1992. The occupancy level is currently 91%.

    NON-EARNING IN-SUBSTANCE FORECLOSURES -- A loan is considered an in-substance foreclosure if (1) the debtor has little or no equity considering the fair value of the collateral, (2) proceeds for the repayment can be expected to come only from operation or sale of the collateral, and (3) the debtor has either formally or effectively abandoned control of the collateral. At September 30, 1993, there were five loans classified as non-earning in-substance foreclosed which totalled $17,559,000. Descriptions of the five investments are as follows:

    (1) The Trust has a second mortgage loan on a warehouse building containing 115,196 square feet located in Boston, Massachusetts. The loan was placed on non-earning status and reclassified as non-earning in-substance foreclosed in March 1991. The property is currently 44% leased and occupied.

    (2) The Trust has a first mortgage loan on an industrial building containing 139,500 square feet located in Chester County, Pennsylvania. The loan was placed on non-earning status and was reclassified as non-earning in-substance foreclosed in September 1991. The project is currently 100% leased and occupied.

    (3) The Trust has a first mortgage loan on a warehouse/distribution building containing 104,531 square feet located in Chino, California. The loan was placed on non-earning status and was reclassified as non-earning in-substance foreclosed in June 1993. The project is currently 100% leased and occupied.

    (4) The Trust has a first mortgage loan on six 2 and 3 story office buildings containing 108,693 square feet located in Blue Bell, Pennsylvania. The loan was placed on non-earning status and was reclassified as non-earning in-substance foreclosed in June 1993. The project is currently 77% leased and occupied.

    (5) The Trust has a first mortgage loan on a shopping center containing 97,394 square feet located in Napa, California. The project was placed on non-earning status in June 1993 and reclassified as non-earning in-substance foreclosed in September 1993. The project is currently 72% leased and occupied. This loan was paid off in December 1993.

    NON-EARNING PROPERTIES ACQUIRED THROUGH FORECLOSURE AND HELD FOR SALE -- At September 30, 1993, there were eleven non-earning properties acquired through foreclosure and held for sale which totalled $36,134,000. Descriptions of the eleven investments are as follows:

    (1) The Trust had a first mortgage loan on a 26,976 square foot multi-level retail center located in Denver, Colorado. The Trust acquired title to this property in February 1986. The property was sold for $1.4 million in November 1993.

    (2) The Trust had a first mortgage loan on an office/warehouse building containing 119,000 square feet located in Hopkinton, Massachusetts. The Trust acquired title to this property in January 1991. The project is currently unleased.

    (3) The Trust had a first mortgage loan on a retail shopping center containing 111,339 square feet located in Fairhaven, Massachusetts. The Trust acquired title to this property in April 1991. The project is currently 30% leased and occupied.

    (4) The Trust had a first mortgage loan on a 3-story office building containing 37,800 square feet located in Piscataway, New Jersey. The Trust acquired title to this property in August 1991. The project is currently 78% leased and occupied.

    (5) The Trust had first and second mortgage loans on two office/industrial buildings containing 91,710 square feet and a 33,600 square foot warehouse building located in Salem, New Hampshire. The Trust acquired title to this property in August 1992. The project is currently 25% leased and occupied.

    (6) The Trust had a first mortgage loan on a manufacturing/warehouse building containing 251,090 square feet located in Moreno Valley, California. The Trust acquired title to this property in November 1992. The Trust is in the process of finalizing a lease to one tenant who is anticipated to be taking occupancy in early 1994.

    (7) The Trust had a first mortgage loan on a 4-story office building containing 99,666 square feet located in Cherry Hill, New Jersey. The Trust acquired title to this property in November 1992. The project is currently 48% leased and occupied.

    (8) The Trust had a first mortgage loan on an industrial building containing 120,000 square feet located in Willow Grove, Pennsylvania. The Trust acquired title to this property in June 1993. The project is currently unleased.

    (9) The Trust had a first mortgage loan on an industrial building containing 124,928 square feet located in Chino, California. The Trust acquired title to this property in June 1993. The project is currently unleased. The property was sold for $2.9 million in December 1993.

    (10) The Trust had a first mortgage loan on a two-story office building containing 30,000 square feet located in Sudbury, Massachusetts. The Trust acquired title to this property in June 1993. The project is currently 26% leased and occupied.

    (11) The Trust had a first mortgage loan on a retail shopping center containing 75,593 square feet located in Sacramento, California. The Trust acquired title to this property in September 1993. The project is currently 83% leased and occupied.

    ADDITIONAL NON-EARNING LOANS AS OF DECEMBER 1, 1993 -- At December 1, 1993, there was one additional loan of $4,300,000 classified as non-earning.

ALLOWANCE FOR LOSSES

    An allowance for losses is maintained based upon the Trustees' evaluation of the Trust's investments. A review of all investments is made quarterly to determine the adequacy of the allowance for losses. During the Trust's fiscal year ended September 30, 1993, there were additions of $37,000,000 to the allowance for losses and there were charges of $44,545,000 against the allowance. The amount of the allowance for losses at September 30, 1993 was $11,808,000 (3.4% of the Trust's invested assets). For a description of the Trust's method of determining the allowance for losses, see Notes 1 and 3 of Notes to the Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME                 AGE                   POSITIONS AND OFFICES WITH THE TRUST
- --------------------------      ---      --------------------------------------------------------------
Victor H. Schlesinger               68   Chairman and Trustee
C. W. Strong, Jr.                   64   President, Chief Executive Officer and Trustee
James A. Dalton                     50   Executive Vice President and Chief Operating Officer
Daniel F. Hennessey                 52   Treasurer and Chief Financial Officer
Donald W. Burnes, Jr.               44   Senior Vice President
Douglas R. Eckard                   47   Senior Vice President

    The officers of the Trust serve a one-year term of office and are elected to their positions each year by the Trustees at the annual organization meeting of Trustees which immediately follows the annual meeting of shareholders. All of the foregoing were last elected as officers at such meeting on February 10, 1993, with Mr. Eckard being promoted from Vice President to Senior Vice President on August 17, 1993. Messrs. Schlesinger, Strong and Hennessey have served as officers of the Trust for more than the past five years. Messrs. Dalton and Eckard were first elected as officers of the Trust on September 20, 1989 in connection with the Trust becoming self-administered. Mr. Burnes was first elected as an officer of the Trust on February 14, 1990. From 1982 to 1989, Mr. Dalton was the President of GMAC Realty Advisors. From 1984 to 1989, Mr. Eckard was a Vice President of GMAC Realty Advisors. GMAC Realty Advisors advised the Trust prior to its becoming a self-administered REIT in 1989. From 1981 to August 1989 Mr. Burnes was a Senior Vice President of Heller Financial Incorporated. From August 1989 to December 1989 Mr. Burnes was a Vice President at Sun State Savings in Arizona.

ITEM 2.  PROPERTIES.

    The Trust does not own any real property for use in connection with its day-to-day operations. Office space for the Trust's principal office at 8380 Old York Road, Suite 300, Elkins Park, Pennsylvania is leased for a three-year term ending August 31, 1995. The Trust's only other office, located at 3500 West Olive Avenue, Suite 600, Burbank, California, is leased for a five-year term ending October 31, 1995. The total rental expense for the fiscal year ended September 30, 1993 for both properties was $341,000. The Trust has become, and may from time to time become, the owner or lessor of real estate in connection with its investment and lender activities. See Item 1, "Business -- Investments."

ITEM 3.  LEGAL PROCEEDINGS.

    The consolidated class and derivative actions pending in the United States District Court for the Eastern District of Pennsylvania filed in March 1990 against certain of the Trust's present and former Trustees and officers and the Class 5 claims against the Trust remaining in the Chapter 11 proceeding in the United States Bankruptcy Court for the Central District of California were settled effective September 17, 1993. The class actions and claims alleged violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and negligent misrepresentation under the common law by reason of misleading statements in the Trust's reports filed with the SEC and other information disseminated to the public. The derivative action alleged mismanagement on the part of the Trustees which resulted in the bankruptcy.

    Under the terms of the settlement: (1) the Trust contributed 150,000 Common Shares to the settlement of the class claims; (2) the director and officer liability insurance carrier contributed $860,000 on behalf of the individual defendants in the class actions; and (3) the insurance carrier paid on behalf of the individual defendants in the derivative action $65,000 to counsel for the derivative plaintiffs. The settlement was approved by both courts after notice to the class members and the shareholders of the Trust.

    As described above, the Trust made no cash payments in connection with the settlement. While the Trust and the individual defendants continue to believe that their actions were entirely proper and violated no laws, the Trustees decided to settle the claims in order to avoid additional legal expense and the diversion of management's time and energy at a time when the operations of the Trust demanded their undivided attention.

    A discussion of events surrounding the Trust's bankruptcy filing and an explanation of the material terms of the Trust's reorganization under the 1991 Plan are set forth in the section entitled "Previous Chapter 11 Proceeding and the 1991 Plan" under Item 1 above. Notwithstanding the confirmation of the 1991 Plan, the bankruptcy court continues to have jurisdiction to, among other things, resolve disputes that may arise under the 1991 Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS.

    (a)  MARKET PRICE AND DIVIDENDS

    The  Trust's Common  Shares are  listed for  trading on  the New  York Stock
Exchange and the Pacific Stock Exchange under the symbol MRT. The following table shows the high and low sales prices for each fiscal quarter during the past two years and dividends declared attributable to such quarters:

                                                                       HIGH        LOW       DIVIDENDS
                                                                     ---------  ---------  -------------
1993
  First Quarter....................................................  $   1 3/8  $     7/8    $  -0-
  Second Quarter...................................................      2 1/2      1 1/4       -0-
  Third Quarter....................................................      1 7/8        3/8       -0-
  Fourth Quarter...................................................        7/8        3/8       -0-
1992
  First Quarter....................................................  $   2 1/4  $   1 1/4    $  -0-
  Second Quarter...................................................      2 7/8      1 5/8       -0-
  Third Quarter....................................................      2 1/2      1 5/8       -0-
  Fourth Quarter...................................................          2          1       -0-

    The Trust incurred net operating losses for tax purposes in fiscal 1991, 1992 and 1993, all of which will be available as a loss carryforward to future years' taxable income. (See Note 1 of Notes to the Financial Statements -- "Income Taxes" regarding limitation of net operating losses.)

    (b)  HOLDERS OF COMMON SHARES

    There were approximately 5,744 record holders of the Trust's Common Shares at December 31, 1993.

    (c) The Trust did not declare or pay any dividends during the fiscal year ended September 30, 1993 or the fiscal year ended September 30, 1992. In addition, the Indenture governing the Senior Notes prohibits the Trust from paying any dividends to shareholders other than dividends required for the Trust to maintain its REIT status and inadvertent overpayments of such dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                           MORTGAGE AND REALTY TRUST
                            SELECTED FINANCIAL DATA
                            YEARS ENDED SEPTEMBER 30

                                         1993              1992              1991              1990              1989
                                   ----------------  ----------------  ----------------  ----------------  ----------------
OPERATING DATA
Total income.....................  $     38,342,000  $     42,009,000  $     56,253,000  $     68,233,000  $     65,559,000
Interest and administrative
 expenses........................        49,467,000        46,547,000        54,798,000        49,992,000        43,363,000
Income (loss) before provision
 for losses, reorganization
 expenses and gain on sales of
 real estate.....................       (11,125,000)       (4,538,000)        1,455,000        18,241,000        22,196,000
Provision for losses.............        37,000,000        32,000,000        33,000,000        23,790,000         2,250,000
Reorganization expenses, net.....         5,844,000           934,000         4,352,000         5,051,000         --
Gain on sale of real estate......         --                --                  244,000           244,000         --
Net income (loss)................       (53,969,000)      (37,472,000)      (35,653,000)      (10,356,000)       19,946,000
PER SHARE DATA
Net income (loss)................            $(4.87)           $(3.38)          $ (3.22)           $ (.94)           $ 1.85
Dividends declared (1)...........               -0-               -0-               -0-               .45              2.00
Book value.......................              3.71              8.63             12.01             15.23             17.16
BALANCE SHEET DATA
Total assets.....................  $    353,874,000  $    427,268,000  $    514,754,000  $    595,640,000  $    517,442,000
Invested assets..................       347,126,000       424,394,000       505,600,000       547,480,000       507,212,000
Allowance for losses.............        11,808,000        19,353,000        14,707,000        10,792,000         2,876,000
Senior Notes.....................       290,000,000       312,000,000       374,000,000       403,884,000         --
Notes payable....................         --                --                --                --              321,614,000
Loan on equity investment........        17,572,000        15,515,000         --                --                --
Shareholders' equity.............        41,623,000        95,592,000       133,064,000       168,717,000       187,562,000
Debt/equity ratio (2)............       7.15:1            3.30:1            2.70:1            2.21:1            1.73:1

- ------------------------
(1) Dividends shown are those attributable to earnings for the period indicated.
(2)   Includes interest payable and is reduced by cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    LIQUIDITY AND CAPITAL RESOURCES -- A Plan of Reorganization under Chapter 11 of the Bankruptcy Code was confirmed at a hearing held in the Bankruptcy Court in Los Angeles, California, on February 21, 1991, and an order was entered February 27, 1991, confirming the Plan. As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 and the debt was restructured in July 1992 with the unanimous consent of the creditors. The debt is now governed by an indenture dated as of July 15, 1992. At December 31, 1992, debt outstanding was reduced to $290 million, the maximum debt level permitted under the Plan on that date.

    Due to continued lack of liquidity in the real estate marketplace, the Trust did not have sufficient funds to meet its $20 million required principal payment due June 30, 1993. The Trust has, however, paid all of the interest and fees due through September 30, 1993 on its outstanding debt. See Item 1, "Business" for additional information regarding certain other required payments not made subsequent to June 30, 1993 and other events of default.

    Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% and a ratio of earning assets to outstanding securities of 113% at June 30, 1993 and September 30, 1993. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. However, on May 26, 1993, the Trust received from the holders of more than 66-2/3% in principal amount of Senior Notes a waiver relating to the March 31 default.

    Management is continuing discussions with the representatives of the creditors to explore various alternatives for restructuring the outstanding debt obligations. The Trust's present intention is to reach a consensual restructuring agreement. If such an agreement cannot be reached with the Trust's debt holders, the Trust will have to consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. The holders of more than 66-2/3% of the Trust's debt securities had agreed with the Trust to temporarily forebear further creditor action on the defaults for a period that expired on December 3, 1993. At the present time, it appears unlikely that a further extension of the standstill will be granted. The Trust intends, therefore, to continue to operate its business and seek Senior Note holder consent on an ad hoc basis as such consent is required. Although the Trust believes that such consents, if requested, would be in the best interest of Mortgage and Realty Trust, its shareholders and the Senior Note holders, there can be no assurance that the Trust will obtain sufficient consents as they are required. If it becomes impossible for the Trust to continue operations under such circumstances, it may be necessary for Mortgage and Realty Trust to explore other alternatives, including seeking relief under Chapter 11.

    At September 30, 1993, the Trust had cash and cash equivalents of $11.5 million. Included in cash and cash equivalents are $1.3 million of restricted cash which represents the funding of the employee retention plan and $1.5 million related to borrowers' deposits. The Trust's unfunded loan commitments totalled $1.6 million at September 30, 1993. Under the Plan, the Trust has been permitted to fund its existing contractual obligations, but may not make new investments. See Item 1, "Business" for additional information regarding the enforcement of the Indenture Trustee's security interest in the deposit accounts of the Trust and the Trust's obligation to pay the excess of available cash (as defined in the Indenture) over $10 million to Senior Note holders.

    RESULTS OF OPERATIONS -- The Trust reported a net loss for fiscal 1993 of $54.0 million or $4.87 per share compared to a net loss of $37.5 million or $3.38 per share for fiscal 1992 and a net loss of $35.7 million or $3.22 per share for fiscal 1991. The 1993 loss includes a provision for losses of $37 million or $3.34 per share and net expense for reorganization and debt restructuring items of $5.8 million or $.53 per share compared to a provision for losses of $32 million or $2.89 per share and net expense for reorganization and debt restructuring items of $934,000 or $.08 per share for the 1992 loss and a provision for losses of $33 million or $2.98 per share and net expense for reorganization and debt restructuring items of $4.4 million or $.40 per share for the 1991 loss.

    Interest and fee income on mortgage loans was $19.0 million for fiscal 1993 compared to $26.2 million in fiscal 1992. The decrease results primarily from a reduction in average earning mortgage loans which decreased from $286.9 million in 1992 to $197.6 in 1993. The decrease in average earning mortgage loans was due to (a) repayment of earning mortgage loans (net of advances) of $24.0 million and (b) transfer of $110.2 million of mortgage loans to in-substance foreclosure, foreclosed properties and investment in partnerships. Interest income decreased from $41.9 million in fiscal 1991 to $26.2 million in fiscal 1992. The decrease resulted primarily from repayment of earning mortgage loans and transfer of mortgage loans to in-substance foreclosure and foreclosed properties.

    Rental income was $19.0 million for fiscal 1993 compared to $15.0 million in fiscal 1992 and $13.5 million in fiscal 1991. Operating expenses and depreciation and amortization on rental properties increased to $15.7 million for fiscal 1993 compared to $12.3 million for fiscal 1992 and $11.4 million for fiscal 1991. The increases in income and expenses on rental properties results from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

    For fiscal 1993, 1992 and 1991, additional interest and fee income from participating mortgage loans was $30,000, $26,000 and $29,000, respectively, which was generated from participating in gross income produced by the properties securing these loans.

    Interest expense decreased from $37.3 million in 1991 and $29 million in 1992 to $28.5 million in 1993 as a result of a decrease in average borrowings which went from $391.1 million in 1991 and $336.4 million in 1992 to $293.2 million in 1993. Offsetting the decrease, the average interest rate increased from 9.51% in fiscal 1991 and 8.34% in fiscal 1992 to 9.23% in fiscal 1993. At September 30, 1993, the blended interest rate on the Senior Notes was 9.87%, composed of interest at 9.25% on $200 million of Senior Notes (including default interest at 1%) and 11.25% on $90 million of deferred amounts of Senior Notes (including default interest at 1%). The entire unamortized cost of restructuring of the Senior Notes was charged off during fiscal 1993 as a result of the monetary default. The Trust expensed $3.4 million in fiscal 1993, of which $2.4 million related to the acceleration of costs due to the June 1993 monetary default. Prior to the default, these costs were being amortized using the interest method over the term of the debt.

    Other operating expenses were $5.3 million for both fiscal 1993 and 1992. Other operating expenses decreased to $5.3 million for the fiscal year ended September 30, 1992 from $6.2 million at September 30, 1991 due to decreases in professional fees and expenses and administrative expenses.

    Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $5.8 million for the fiscal year ended September 30, 1993, which reflects professional fees incurred by the Creditors' Committee, the Shareholders' Committee and the Trust, as well as restructuring fees related to the 1992 restructuring. Reorganization expenses were $934,000 for the fiscal year ended September 30, 1992, which reflects professional fees and restructuring fees related to the 1992 restructuring. Reorganization expenses were $4.4 million for the fiscal year ended September 30, 1991, which reflects $5.8 million of professional fees incurred, offset by interest income of $1.4 million on accumulated cash.

    A $37 million provision for losses was established in the current fiscal year compared to a provision of $32 million in 1992. A $33 million provision for losses was established in fiscal 1991. Continued deterioration in many real estate markets during the past years, the continuing liquidity crisis in the real estate industry and the Trust's requirement to generate cash and liquidate investments have contributed to the establishment of the large provision for losses based on the Trust's regular analysis of the portfolio. The Trustees believe the allowance for losses to be adequate at September 30, 1993. The Trustees review the investment portfolio quarterly using current estimates and assumptions to determine the adequacy of the allowance for losses. The estimates and assumptions used in the valuation process are subject to changes which may be material.

    Non-earning loans (including non-earning in-substance foreclosures) and non-earning properties acquired through foreclosure and held for sale were $58.8 million at September 30, 1993 compared to $76.3 million at September 30, 1992 and $77.4 million at September 30, 1991.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data are as set forth in the "Index to Financial Statements" on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following biographical information is furnished as to each of the current Trustees of the Trust.

                             POSITIONS
   NAME, AGE AND YEAR        WITH THE
  FIRST BECAME TRUSTEE         TRUST                PRINCIPAL OCCUPATIONS AND OTHER DIRECTORSHIPS (1)(2)
- -------------------------  -------------  ------------------------------------------------------------------------
Victor H. Schlesinger      Chairman,      Chairman of the Trust (February 1991-Present); President and Chief
68 years                     Trustee       Executive Officer (1971-1989), Chairman (1980-1970 1990), GMAC Mortgage
1970                                       Corporation and predecessor companies.
C. W. Strong, Jr.          President,     President and Chief Executive Officer of the Trust.
64 years                     Trustee
1984
Jeffrey M. Bucher          Trustee        Of Counsel, Bryan Cave, Attorneys (January 1993-Present); Partner,
60 years                                   Pepper, Hamilton & Scheetz, Attorneys (February 1990-December 1992);
1979                                       Partner, Lillick & McHose, Attorneys (July 1987-February 1990).
Kent L. Colwell            Trustee        President of Transamerica Realty Services, Inc.; Vice President -- Real
62 years                                   Estate Services of Transamerica Corporation.
1986
James M. Gassaway          Trustee        Retired; Director of Strawbridge & Clothier.
71 years
1971
John E. Krout              Trustee        Retired; Director of Germantown Savings Bank (1971-April 1992).
73 years
1970
Gerhard N. Rostvold        Trustee        Economist, Urbanomics Research Associates; Consultant to business,
74 years                                   industry and government.
1979

- ------------------------
(1)   Included are  only  directorships  in  companies  registered  pursuant  to
      Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934 and in financial institutions and insurance companies. Several of such persons also hold directorships in various charitable and non-profit organizations not shown above.
(2) Mr. Schlesinger was Vice Chairman and Mr. Strong was President of the Trust on April 12, 1990 when the Trust filed its voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

    For information required under this item with respect to executive officers of the Trust, see "Executive Officers of the Registrant" under Item 1 above.

ITEM 11.  TRUSTEE AND EXECUTIVE COMPENSATION.

    COMPENSATION OF NON-OFFICER TRUSTEES

    During the fiscal year ended September 30, 1993, the Trustees, other than Messrs. Strong and Schlesinger, received as compensation for their services as Trustees an annual retainer of $10,000 plus $800 for each Trustee meeting attended and $600 for each committee meeting attended (or $400 for any Trustee or committee meeting convened by telephone conference), provided that no additional compensation was paid for attendance at any committee meeting held on the same day as any Trustee meeting. An additional $100 fee was payable per meeting to the chairman of any committee.

    On September 20, 1989, the Trustees adopted the Pension Plan for Trustees, effective October 1, 1989. Trustees become eligible for plan benefits upon completion of five years of service as Trustee, including years served prior to the plan's effective date. Under the plan, each eligible Trustee will be entitled to a normal retirement benefit equal to the annual retainer for Trustees at the rate in effect on the Trustee's normal retirement date or, if earlier, the Trustee's last day of board membership. For purposes of this plan, normal retirement date is the first day of the month following the Trustee's 75th birthday. Plan benefits will generally begin on the normal retirement date, but eligible former Trustees may elect to have reduced payments commence up to five years earlier. The reduction will be 10 percent for each year by which commencement precedes the normal retirement date. Plan benefits will be paid for a period equal to the number of years served as Trustee after January 1, 1980, except that payments will cease upon the death of the Trustee. No other death benefits shall become payable on behalf of any Trustee under the plan.

    The following table sets forth, for the fiscal years ended September 30, 1993, 1992 and 1991, the compensation paid by the Trust to its chief executive officer and its four next most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                                                                   -----------------------------
                                                                                          AWARDS
                                                                                   --------------------  PAYOUTS
                                         ANNUAL COMPENSATION (1)                   RESTRICTED            -------
                         --------------------------------------------------------    STOCK                LTIP     ALL OTHER
       NAME AND                         SALARY        BONUS        OTHER ANNUAL     AWARD(S)   OPTIONS/  PAYOUTS  COMPENSATION
  PRINCIPAL POSITION     FISCAL YEAR    ($)(2)         ($)       COMPENSATION ($)     ($)      SARS (#)    ($)     ($)(3)(4)
- -----------------------  -----------  -----------   ----------   ----------------  ----------  --------  -------  ------------
C.W. Strong, Jr.,              1993   $175,000          --              --             --         --       --     $   3,000
 President and Chief           1992    250,000          --              --             --       25,000     --
 1991 Executive Officer        1991    250,000          --              --             --         --       --
Victor H Schlesinger,          1993   $100,000          --              --             --         --       --
 Chairman                      1992     27,500(5)       --              --             --       23,500     --
                               1991     25,850(5)       --              --             --         --       --
James A. Dalton,               1993   $181,104      $20,000(6)          --             --         --       --     $   3,000
 Executive Vice                1992    177,511       90,000(7)          --             --       25,000     --
 President and Chief           1991    167,280          --              --             --       40,000     --
 Operating Officer
Daniel F. Hennessey,           1993   $124,508      $20,000(6)          --             --         --       --     $   3,000
 Treasurer and Chief           1992    122,038       65,000(7)          --             --       20,000     --
 Financial Officer             1991    115,005          --              --             --       30,000     --
Donald W. Burnes,              1993   $114,448      $30,000(6)          --             --         --       --     $   3,000
 Senior Vice                   1992    113,114       65,000(7)          --             --       15,000     --
 President                     1991    105,765          --              --             --       20,000     --

- ------------------------------
(1) In the fiscal year ended September 30, 1993, the Trust provided certain personal benefits to its executive officers. The amount of such benefits to each of the named individuals did not exceed the lesser of $50,000 or 10% of salary and bonus for such fiscal year.
(2) Includes salary deferrals and employee contributions to the Trust's Savings Incentive Plan.
(3) Pursuant to the transitional provisions of the SEC's executive compensation rules, information with respect to fiscal 1992 and fiscal 1991 is excluded.
(4) Includes the Trust's matching contributions under the Trust's Savings Incentive Plan. See "Savings Incentive Plan" below.
(5)   Represents fees received as Chairman and Trustee.
(6) Does not include bonus for calendar 1993 which was paid in December 1993. The bonuses were: for Mr. Dalton $25,000; for Mr. Hennessey $20,000; and for Mr. Burnes $30,000.
(7) Includes retention bonus of $75,000, $50,000 and $35,000 for Messrs. Dalton, Hennessey and Burnes, respectively.

    The following table sets forth aggregate option exercises during the fiscal year ended September 30, 1993 and option values for the chief executive officer and the four next most highly compensated executive officers as of September 30, 1993.

      AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED SEPTEMBER 30, 1993
                            AND FY-END OPTION VALUES

                                                                                     VALUE OF
                                                                    NUMBER OF       UNEXERCISED
                                                                   UNEXERCISED     IN-THE-MONEY
                                                                    OPTIONS AT      OPTIONS AT
                                                                    FY-END (#)      FY-END ($)
                                                                 ----------------  -------------
                           SHARES ACQUIRED ON        VALUE         EXERCISABLE/    EXERCISABLE/
          NAME                EXERCISE (#)       REALIZED ($)     UNEXERCISABLE    UNEXERCISABLE
- -------------------------  -------------------  ---------------  ----------------  -------------
C.W. Strong, Jr.                   --                 --         34,000/-0-             0/0
Victor H. Schlesinger            --                  --          29,500/-0-             0/0
James A. Dalton                  --                  --          34,000/40,000          0/0
Daniel F. Hennessey              --                  --          27,500/30,000          0/0
Donald W. Burnes                 --                  --          15,000/20,000          0/0

    EMPLOYEES' RETIREMENT PLAN

    On September 20, 1989, the Trustees adopted an Employees' Retirement Plan effective September 30, 1989. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 (as amended, the "Retirement Plan"). The Retirement Plan continues the benefits provided to employees of the Trust who were formerly employees of GMAC Realty Advisors, Inc. All other employees are eligible to participate in the Retirement Plan provided that they are at least 21 years of age and have been employed for twelve consecutive months, during which period the employee has completed at least 1000 hours of service. Under the Retirement Plan, each eligible employee after completing five years of vesting service becomes 100% vested and entitled to a retirement pension. Benefits are paid as an annual retirement income for life equal to the greater of (a) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of years of credited service up to and including 35 thereof and (ii) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including thereof or (b) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of credited service up to and including 15 thereof; (ii) 1.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 16 to 25 years inclusive; (iii) 0.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 26 to 35 years inclusive; and (iv) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 25 thereof.

    Unreduced retirement benefits may begin to be paid at normal retirement (age 65 and five years of participation in the Retirement Plan), late retirement, or five years prior to Social Security retirement age with 20 years of service.

    The table below shows the estimated annual benefits payable upon retirement under the Trust's Retirement Plan. Retirement benefits shown are based upon retirement at age 65 and the payment of a straight life annuity to the employee. The annual benefit under the Retirement Plan shall not exceed the lesser of $112,221 or 100% of the participant's average compensation for three consecutive Fiscal Years (as defined in the Retirement Plan) in which such eligible employee is an active participant in the Retirement Plan.

                               PENSION PLAN TABLE
                      ESTIMATED ANNUAL RETIREMENT BENEFIT

 Average of 5
Highest Annual                      Years of Service
 Compensation   ---------------------------------------------------------
    Levels         15         20         25          30           35
- --------------  ---------  ---------  ---------  -----------  -----------
 $    125,000   $  29,427  $  40,486  $  51,545  $    58,854  $    68,663
      150,000      35,802     49,236     62,670       71,604       83,538
      175,000      42,177     57,986     73,795       84,354       98,413
      200,000      48,552     66,736     84,920       97,104      113,288
      225,000      54,927     75,486     96,045      109,854      128,163

    For the fiscal year ended September 30, 1993, the base salary for purposes of the Retirement Plan for the executive officers named in the Summary Compensation Table is set forth in the salary column of the Summary Compensation Table. Officers named in the Summary Compensation Table have been credited with years of service under the Retirement Plan as follows: Mr. Dalton, 11 years; Mr. Hennessey, 22 years; Mr. Burnes, 4 years. Mr. Schlesinger and Mr. Strong do not participate in the Retirement Plan.

    The benefits listed in the Pension Plan Table are not subject to reduction for Social Security or other offset amounts.

    SAVINGS INCENTIVE PLAN

    On September 20, 1989, the Trustees adopted a Savings Incentive Plan effective September 30, 1989, to provide retirement benefits for eligible employees of the Trust. On December 16, 1992, the Trustees amended and restated the Savings Incentive Plan effective January 1, 1992 (as amended, the "Savings Plan"). The Savings Plan continues the benefits provided under the GMAC Mortgage Corporation Savings Incentive Plan to employees of the Trust who were formerly employees of the Adviser. All other employees of the Trust are eligible to participate in the Savings Plan provided that they have been employed for twelve consecutive months, during which period the employee has completed at least 1,000 hours of service. Under the Savings Plan, each eligible employee may authorize payroll deductions not less than 1% nor more than 15% of the employee's earnings before bonus income, not to exceed the dollar limit permissible under the Code ($8,994 in 1993). The Trust will match each employee's contribution for the payroll period, subject to a limitation of 6% of the employee's compensation for the payroll period, with the maximum amount of contribution by the Trust in any year being $3,000.

    Benefits will be paid to terminating participants as soon as possible following the participant's date of termination. Participants have a 100% nonforfeitable right to their contributions to the Savings Plan and the Trust's matching contributions vest at the rate of 20% for each year of service, but will, in any event, be 100% vested at the later of age 65 or after five years of participation in the Savings Plan, or in the event of disability or death. Subject to certain limitations, hardship distributions of a participant's fully vested account balance are permitted on account of a demonstrable, immediate and heavy financial need.

    EMPLOYEE RETENTION PLAN

    The Trustees have adopted an Employee Retention Plan (the "Retention Plan"), dated October 17, 1990, as amended January 16, 1991 and March 20, 1991, designed to provide a financial incentive for key employees to successfully restructure the organization and maximize the net worth of the Trust. The Retention Plan was approved by the Bankruptcy Court by order dated February 26, 1991.

    The Retention Plan is administered by the Compensation and Nominating Committee which determines the allocation of amounts among the participants. All full-time employees of the Trust except the Chairman and the President and Chief Executive Officer are eligible to participate in the Retention Plan.

    The first portion of the Retention Plan provides for a termination pay plan which will remain in effect during the period that the Class 3 Creditor Obligations (as defined in the 1991 Plan, and as amended, the Senior Notes) are outstanding. Any employee who is terminated without cause during this period shall be entitled to termination pay of not less than three and not more than 18 months salary depending on the employee's years of employment and position with the Trust. The number of months salary for Messrs. Dalton, Hennessey and Burnes are 18, 18 and 12, respectively. Medical and dental coverage will be continued during the termination pay period. An employee who is terminated for cause, voluntarily leaves, dies or becomes disabled during the plan period will not be entitled to benefits under this plan. The benefits which may be payable under this plan have been funded in a separate trust.

    The second portion of the Retention Plan included a retention bonus plan which provided for the aggregate payment of up to $350,000 to employees who remained in the employ of the Trust until February 27, 1992, a period of one year from the date of the confirmation of the Plan of Reorganization. A separate trust was funded for the payment of these benefits.

    The third portion of the Retention Plan provided for the grant under the Trust 1984 Share Option Plan of non-qualified stock options for up to an aggregate of 200,000 Shares of the Trust to participants. On March 29, 1991, options for 197,500 shares were granted at an exercise price of $4.15 per share which was the greater of (i) the average of the closing price of the Trust's Shares on the New York Stock Exchange for the last five days of the 30 day period after the effective date of the 1991 Plan and (ii) the fair market value of the Shares on the date of grant. Options will not vest to employees until three years after the date of grant and any employee who leaves voluntarily or is discharged for cause during the three year period will forfeit his or her rights under the option. After vesting, options can be exercised any time up to five years from the date of grant except that an employee with a vested option who leaves the employ of the Trust must exercise within a three month period after resignation. If a change in control of the Trust occurs, all options which have not previously been forfeited will vest immediately.

    The final portion of the Retention Plan is an incentive program which may provide total incentive payments during the period the Class 3 Creditor Obligations (Senior Notes) are outstanding of not more than $1,250,000. For calendar year 1991, the program was based on an incentive pool calculated as follows: At June 30, 1991, if the Class 3 Creditor Obligations (Senior Notes) were no greater than $380,000,000 (the maximum amount allowed under the 1991 Plan without any deferrals), $75,000 would be deposited in the pool with an added $5,000 for each full $1,000,000 that the Class 3 Creditor Obligations (Senior Notes) were reduced before that amount. There was eliminated from this calculation voluntary repayments by the Trust which reduced cash on hand below $15,000,000. As a result, $95,000 was deposited in the pool. At December 31, 1991, if the Class 3 Creditor Obligations (Senior Notes) were no greater than $340,000,000, $125,000 would be deposited in the pool with an added $5,000 for each full $1,000,000 that the Class 3 Creditor Obligations (Senior Notes) are below that amount after deducting any amounts credited at June 30, 1991. As a result, $125,000 was deposited in the pool. On September 16, 1992, the Compensation and Nominating Committee approved a continuation of the incentive program for calendar year 1993 based on a similar formula for reducing the outstanding Senior Notes. Under this incentive program, because the Senior Notes were no greater than $290,000,000 at December 31, 1992, $125,000 was deposited in the pool. The amounts paid from the pool to the named executive officers for the fiscal years ended September 30, 1993, 1992 and 1991 are included in the Summary Compensation Table. The form and amount of this program for future years will be at the discretion of the Compensation and Nominating Committee.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Bucher, Colwell, Gassaway, Krout and Rostvold served as members of the Trust's Compensation and Nominating Committee during the Trust's fiscal year ended September 30, 1993. None of such individuals was, during such fiscal year, an officer or employee of the Trust, was formerly an officer of the Trust or had any relationship requiring disclosure by the Trust under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

    TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    Under the Employee Retention Plan, Messrs. Dalton, Hennessey and Burnes are entitled to termination pay equal to 18, 18 and 12 months salary, respectively, if they are terminated without cause during the period that the Class 3 Creditor Obligations (as defined in the Plan of Reorganization, as amended) are outstanding. In addition, all options granted to such individuals under the Employee Retention Plan that have not otherwise vested will vest automatically upon the occurrence of a change-in-control of the Trust. See "Employee Retention Plan."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of December 10, 1993, to the Trust's knowledge, no person or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) owned beneficially 5% or more of the Common Shares of the Trust (the "Shares").

    The table below sets forth the number of Shares beneficially owned: by each Trustee; by each executive officer named in the summary compensation table; and by the Trustees and officers as a group as of December 10, 1993. As of such date, no individual Trustee or officer had beneficial ownership of 1% or more of the outstanding Shares and all Trustees and officers as a group beneficially owned 2.6% of the outstanding Shares. Except as indicated by footnote, the Trustees and named executive officers have sole voting and investment power with respect to any Shares beneficially owned by them.

                                                                                         BENEFICIAL
                                                                                        OWNERSHIP AT
                                                                                      DECEMBER 10, 1993
                                                                                     -------------------
Victor H. Schlesinger..............................................................       38,038(1)
C. W. Strong, Jr...................................................................       38,914(2)
Jeffrey M. Bucher..................................................................       12,600(3)
Kent L. Colwell....................................................................       15,650(3)(4)
James M. Gassaway..................................................................       17,302(3)
John E. Krout......................................................................       12,612(3)
Gerhard N. Rostvold................................................................       14,648(3)
James A. Dalton....................................................................       40,880(2)(5)
Daniel F. Hennessey................................................................       28,069(6)
Donald W. Burnes, Jr...............................................................       15,000(7)
All Trustees and officers as a group (21 persons)..................................      297,538(8)

- ------------------------
(1) 29,500 of the Shares reported as beneficially owned by Mr. Schlesinger are obtainable upon exercise of options.
(2) 34,000 of the Shares reported as beneficially owned by each of Mr. Strong and Mr. Dalton are obtainable upon exercise of options.
(3) 11,500 of the Shares reported as beneficially owned by each of Messrs. Bucher, Colwell, Gassaway, Krout and Rostvold are obtainable upon exercise of options.
(4) 3,500 of the Shares reported as beneficially owned by Mr. Colwell are held in a family trust of which Mr. Colwell and his wife are co-trustees.

(5) 450 of the Shares reported as beneficially owned by Mr. Dalton are owned by Mr. Dalton's wife and 2,054 of the Shares reported as beneficially owned by Mr. Dalton are held in a trust for the benefit of his children.
      Mr. Dalton and his wife are co-trustees of the trust.
(6) 27,500 of the Shares reported as beneficially owned by Mr. Hennessey are obtainable upon exercise of options.
(7) All of the Shares reported as beneficially owned by Mr. Burnes are obtainable upon exercise of options.
(8) Includes 203,504 Shares reported as beneficially owned by Trustees and executive officers as described in the footnotes above and 51,000 Shares obtainable upon exercise of options by officers of the Trust who are not named in the foregoing table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  DOCUMENTS FILED AS A PART OF THE REPORT.

    The following documents are filed as part of this report.

    1.  Financial Statements.

    The financial statements of the Trust are set forth in the "INDEX TO FINANCIAL STATEMENTS" on page 25.

    2.  Financial Statement Schedules.

    3.  Exhibits.

    (a)  Exhibits are as set forth in the "INDEX TO EXHIBITS" on pages 47-48.

    (b) REPORTS ON FORM 8-K. On July 13, 1993, August 30, 1993 and on September 28, 1993, the Registrant filed current reports on Form 8-K regarding the failure to make a scheduled debt payment, an agreement in principle with an official committee of holders of Senior Notes, and extensions of standstill arrangements.

    (c) EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE. Exhibits are set forth in the "INDEX TO EXHIBITS" on pages 47-48. Where so indicated by footnote in the index, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. Copies of the exhibits are available to Shareholders upon payment of $.25 per page fee to cover the Trust's expenses in furnishing the exhibits. For copies contact: Mortgage and Realty Trust, 8380 Old York Road, Suite 300, Elkins Park, Pennsylvania 19117.

    (d) Financial Statement Schedules, except those indicated in the "INDEX TO FINANCIAL STATEMENTS" on page 25, have been omitted because the required information is included in the financial statements or notes thereto, or the amounts are not significant.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORTGAGE AND REALTY TRUST

Date: January 10, 1994                          By: /s/C. W. STRONG, JR.
                                                C. W. Strong, Jr.
                                                PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Each person in so signing also makes, constitutes and appoints Victor H. Schlesinger, Chairman of Mortgage and Realty Trust, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

        /s/ VICTOR H. SCHLESINGER
          Victor H. Schlesinger            Chairman and Trustee            January 10, 1994
                                           President, Chief Executive
          /s/ C. W. STRONG, JR.             Officer and Trustee            January 10, 1994
            C. W. Strong, Jr.               (Principal Executive Officer)
                                           Treasurer, Chief Financial
         /s/ DANIEL F. HENNESSEY            Officer (Principal Financial   January 10, 1994
           Daniel F. Hennessey              and Accounting Officer)
          /s/ JEFFREY M. BUCHER
            Jeffrey M. Bucher              Trustee                         January 10, 1994
           /s/ KENT L. COLWELL
             Kent L. Colwell               Trustee                         January 10, 1994
          /s/ JAMES W. GASSAWAY
            James W. Gassaway              Trustee                         January 10, 1994
              John E. Krout                Trustee                              , 1994
         /s/ GERHARD N. ROSTVOLD
           Gerhard N. Rostvold             Trustee                         January 10, 1994

                           MORTGAGE AND REALTY TRUST
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Auditors.............................................................................         26
Financial Statements
  Statement of Operations (Years ended September 30, 1993, 1992, 1991).....................................         27
  Balance Sheet (September 30, 1993 and 1992)..............................................................         28
  Statement of Cash Flows (Years ended September 30, 1993, 1992 and 1991)..................................         29
  Statement of Shareholders' Equity (Years ended September 30, 1993, 1992 and 1991)........................         30
  Notes to the Financial Statements........................................................................         31
  Financial Statement Schedules
    Schedule XI -- Mortgage Loans on Real Estate (September 30, 1993)......................................         42
    Schedule XII -- Real Estate Accumulated Appreciation (September 30, 1993)..............................         45

                         REPORT OF INDEPENDENT AUDITORS

Trustees and Shareholders
Mortgage and Realty Trust

    We have audited the accompanying balance sheets of Mortgage and Realty Trust at September 30, 1993 and 1992, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1993. Our audits also included the financial statement schedules referenced at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage and Realty Trust at September 30, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

    The accompanying financial statements and schedules have been prepared assuming that Mortgage and Realty Trust will continue as a going concern. As more fully described in Note 1, the Trust was not able to comply with certain financial covenants related to the Restructured Joint Plan of Reorganization dated July 15, 1992. In addition, the Trust was not able to generate sufficient cash flow from normal operations and could not further liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its Senior Notes. These uncertainties raise substantial doubt about the Trust's ability to continue as a going concern. The financial statements and schedules do not include any adjustments to reflect the possible future effects on the classification, realization or amounts of assets or liabilities that may result from the outcome of these uncertainties.

                                          ERNST & YOUNG

Philadelphia, Pennsylvania
January 3, 1994

                            STATEMENT OF OPERATIONS
                            YEARS ENDED SEPTEMBER 30

                                                                     1993             1992             1991
                                                                ---------------  ---------------  ---------------
Income:
  Interest and fee income on mortgage loans...................  $    18,997,000  $    26,235,000  $    41,890,000
  Additional interest and fee income on participating mortgage
   loans......................................................           30,000           26,000           29,000
  Rental income...............................................       18,969,000       14,998,000       13,482,000
  Interest on short-term investments..........................          237,000          537,000          659,000
  Other.......................................................          109,000          213,000          193,000
                                                                ---------------  ---------------  ---------------
                                                                     38,342,000       42,009,000       56,253,000
                                                                ---------------  ---------------  ---------------
Expenses:
  Interest....................................................       28,510,000       28,956,000       37,266,000
  Expenses of rental properties:
    Depreciation and amortization.............................        5,500,000        4,470,000        3,062,000
    Operating.................................................       10,199,000        7,808,000        8,314,000
  Other operating expenses....................................        5,258,000        5,313,000        6,156,000
  Provision for losses on mortgage loans and related
   investments................................................       37,000,000       32,000,000       33,000,000
                                                                ---------------  ---------------  ---------------
                                                                     86,467,000       78,547,000       87,798,000
                                                                ---------------  ---------------  ---------------
Loss before reorganization items..............................      (48,125,000)     (36,538,000)     (31,545,000)
Reorganization items:
  Interest earned on accumulated cash.........................        --               --               1,455,000
  Professional fees...........................................       (5,844,000)        (934,000)      (5,807,000)
                                                                ---------------  ---------------  ---------------
                                                                     (5,844,000)        (934,000)      (4,352,000)
                                                                ---------------  ---------------  ---------------
Loss before gain on sale of real estate.......................      (53,969,000)     (37,472,000)     (35,897,000)
Gain on sale of real estate...................................        --               --                 244,000
                                                                ---------------  ---------------  ---------------
Net loss......................................................  $   (53,969,000) $   (37,472,000) $   (35,653,000)
                                                                ---------------  ---------------  ---------------
                                                                ---------------  ---------------  ---------------
Per Share:
  Loss before gain on sale of real estate.....................           $(4.87)          $(3.38)          $(3.24)
  Gain on sale of real estate.................................        --               --                     .02
                                                                ---------------  ---------------  ---------------
Net loss......................................................           $(4.87)          $(3.38)          $(3.22)
                                                                ---------------  ---------------  ---------------
Weighted average number of common shares outstanding..........       11,080,000       11,076,000       11,076,000

                            See accompanying notes.

                                 BALANCE SHEET
                            YEARS ENDED SEPTEMBER 30

                                                                                      1993              1992
                                                                                ----------------  ----------------
                                                     ASSETS:
Mortgage loans and investments:
  Construction loans..........................................................  $      5,203,000  $     10,551,000
  Standing loans..............................................................        76,871,000       177,251,000
  Participating loans and investments.........................................         4,731,000         5,387,000
  Non-earning mortgage loans..................................................        12,180,000        43,698,000
                                                                                       5,208,000           541,000
                                                                                ----------------  ----------------
                                                                                     104,193,000       237,428,000
In-substance foreclosures:
  Earning.....................................................................        69,707,000         --
  Non-earning.................................................................        17,462,000        50,019,000
Real estate:
  Investments in real estate equities.........................................        57,213,000        57,142,000
  Properties acquired through foreclosure and held for sale:
    Earning...................................................................        52,586,000        54,049,000
    Non-earning...............................................................        36,134,000        25,756,000
  Investment in partnerships..................................................         9,831,000         --
                                                                                ----------------  ----------------
                                                                                     347,126,000       424,394,000
      Less allowance for losses...............................................       (11,808,000)      (19,353,000)
                                                                                ----------------  ----------------
                                                                                     335,318,000       405,041,000
Cash and cash equivalents.....................................................        11,451,000        12,453,000
Interest receivable and other assets..........................................         7,105,000         9,774,000
                                                                                ----------------  ----------------
                                                                                $    353,874,000  $    427,268,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------
                                                   LIABILITIES:
Senior Secured Notes..........................................................  $    290,000,000  $    312,000,000
Loan on equity investment.....................................................        17,572,000        15,515,000
Accounts payable and accrued expenses.........................................         4,679,000         4,161,000
                                                                                ----------------  ----------------
                                                                                     312,251,000       331,676,000
                                                                                ----------------  ----------------
                                              SHAREHOLDERS' EQUITY:
Preferred shares, $1 par value: 3,500,000 shares authorized, none issued......         --                --
Common shares, $1 par value: 20,000,000 shares authorized, 11,226,000 shares
 issued and outstanding (11,076,000 -- 1992)..................................        11,226,000        11,076,000
Additional paid-in capital....................................................       182,375,000       182,525,000
Accumulated Deficit...........................................................      (151,978,000)      (98,009,000)
                                                                                ----------------  ----------------
      Total shareholders' equity..............................................        41,623,000        95,592,000
                                                                                ----------------  ----------------
                                                                                $    353,874,000  $    427,268,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                            See accompanying notes.

                            STATEMENT OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30

                                                                     1993             1992             1991
                                                               ----------------  ---------------  ---------------
Cash flows from operating activities:
  Net loss...................................................  $    (53,969,000) $   (37,472,000) $   (35,653,000)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization on real estate.............         5,500,000        4,470,000        3,062,000
    Provision for losses.....................................        37,000,000       32,000,000       33,000,000
    Increase (decrease) in payables and accrued expenses.....           518,000       (3,529,000)     (15,354,000)
    Decrease (increase) in receivables and other assets......         2,669,000         (641,000)       3,468,000
    Net change in interest reserves, deferred income.........          (934,000)        (426,000)      (9,471,000)
    Gain on sale of real estate..............................         --               --                (244,000)
    Other....................................................         --                 366,000           67,000
                                                               ----------------  ---------------  ---------------
  Total adjustments..........................................        44,753,000       32,240,000       14,528,000
                                                               ----------------  ---------------  ---------------
Net cash used in operating activities........................        (9,216,000)      (5,232,000)     (21,125,000)
                                                               ----------------  ---------------  ---------------
Cash flows from investing activities:
  Investments in real estate:
    Properties acquired through foreclose....................        (4,600,000)      (4,148,000)      (3,246,000)
    In-substance foreclosures................................        (1,135,000)      (2,203,000)      (3,002,000)
    Real estate equities.....................................        (2,505,000)      (3,227,000)        (999,000)
    Advances on mortgage loans...............................          (602,000)      (2,624,000)     (26,335,000)
    Partnerships.............................................        (2,078,000)       --                (809,000)
  Principal repayments on mortgage loans.....................        24,604,000       50,674,000       45,853,000
  Sale of partnership investment.............................         --               --                 371,000
  Sale of foreclosed property................................        16,170,000       16,982,000        1,621,000
  Repayment of
   in-substance foreclosure..................................           360,000        4,309,000        --
  Sale of equity investment..................................         --               5,194,000        5,927,000
                                                               ----------------  ---------------  ---------------
Net cash provided by investing activities....................        30,214,000       64,957,000       19,381,000
                                                               ----------------  ---------------  ---------------
Cash flows from financing activities:
  Payment of Senior Notes....................................       (22,000,000)     (62,000,000)     (29,884,000)
                                                               ----------------  ---------------  ---------------
Net cash used in financing activities........................       (22,000,000)     (62,000,000)     (29,884,000)
                                                               ----------------  ---------------  ---------------
Net increase (decrease) in cash and cash equivalents.........        (1,002,000)      (2,275,000)     (31,628,000)
Cash and cash equivalents at beginning of year...............        12,453,000       14,728,000       46,356,000
                                                               ----------------  ---------------  ---------------
Cash and cash equivalents at end of year.....................  $     11,451,000  $    12,453,000  $    14,728,000
                                                               ----------------  ---------------  ---------------
                                                               ----------------  ---------------  ---------------
Supplemental schedule of non-cash investing and financing
 activities:
  Transfer of real estate to mortgage loans..................  $        348,000  $       940,000  $     3,060,000
  Transfer of mortgage loans to real estate and in-substance
   foreclosure...............................................  $    105,863,000  $    56,554,000  $    73,479,000
  Charge-offs against allowance for losses...................  $     44,545,000  $    27,354,000  $    29,085,000
  Transfer of investment in partnership to investment in real
   estate equities...........................................  $      --         $     7,241,000  $     --
  Transfer of mortgage loans and in-substance foreclosures to
   investment in partnerships................................  $      5,605,000  $     --         $     --

                            See accompanying notes.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                      COMMON SHARES             ADDITIONAL                            TOTAL
                              -----------------------------      PAID-IN         ACCUMULATED      SHAREHOLDERS'
                                 SHARES          AMOUNT          CAPITAL           DEFICIT            EQUITY
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1990.......................     11,076,000  $   11,076,000  $    182,525,000  $    (24,884,000) $    168,717,000
Net loss....................                                                        (35,653,000)      (35,653,000)
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1991.......................     11,076,000      11,076,000       182,525,000       (60,537,000)      133,064,000
Net loss....................                                                        (37,472,000)      (37,472,000)
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1992.......................     11,076,000      11,076,000       182,525,000       (98,009,000)       95,592,000
Shares issued -- Litigation
 Settlement.................        150,000         150,000          (150,000)                          --
Net loss....................                                                        (53,969,000)      (53,969,000)
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1993.......................     11,226,000  $   11,226,000  $    182,375,000  $   (151,978,000) $     41,623,000
                              -------------  --------------  ----------------  ----------------  ----------------
                              -------------  --------------  ----------------  ----------------  ----------------

                            See accompanying notes.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF FINANCIAL STATEMENT PRESENTATION AND PLAN OF REORGANIZATION

    On April 12, 1990, Mortgage and Realty Trust (the "Trust") filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. On February 27, 1991, the United States Bankruptcy Court for the Central District of California entered an order confirming the Trust's Plan of Reorganization (the "1991 Plan"). As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 and the debt was restructured in July 1992 with the unanimous consent of the creditors. The debt is now governed by an Indenture dated as of July 15, 1992 between the Trust and Wilmington Trust Company (the "Indenture Trustee") and the debt is denominated as the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes").

    At September 30, 1992 the Trust's debt obligation under the Indenture aggregated $312 million. The Senior Notes are secured by all properties and interests in properties of the Trust. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million, the maximum debt level permitted under the Indenture at that date, and remains at that amount at September 30, 1993.

    Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% and a ratio of earning assets to outstanding securities of 113% at June 30, 1993 and September 30, 1993. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. However, on May 26, 1993, the Trust received from the holders of more than 66-2/3% in principal amount of Senior Notes a waiver relating to the March 31 default.

    Due to continued lack of liquidity in the real estate marketplace, the Trust did not have sufficient funds to meet its $20 million required principal payment due June 30, 1993. However, the Trust timely paid the June 30 and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals) and $6.6 million in interest was due on December 31, 1993. Because the Trust did not make otherwise required payments on June 30 and December 31, 1993, at the end of the first quarter of 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture). Assuming no other payment defaults, the Trust would have been obligated to pay the excess of such available cash over $10 million to Senior Note holders as an additional principal payment. However, pursuant to the agreement in principle with certain of the principal holders of Senior Notes reached in August 1993, the Trust agreed to pay on September 30, 1993 the interest payment due September 30, 1993 and certain restructuring fees due December 31, 1993, but not to pay the interest or principal due December 31, 1993. Although it presently appears unlikely that the terms of the August 1993 agreement in principle will be implemented, consistent with the ongoing negotiations with the principal holders of the Senior Notes, the Trust did not pay the interest or principal due at December 31, 1993, constituting additional events of default under the Senior Note Indenture. The Trust forecasts that it will have continuing difficulty meeting its obligations under the Senior Note Indenture without a substantial restructuring of such debt.

    Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66 2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears unlikely that any further extensions of the Standstill Period will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993, the Indenture Trustee notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. There can be no assurance that the Indenture Trustee will not take further remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code.

    Management is continuing discussions with the representatives of the creditors to explore various alternatives for restructuring the Senior Notes. The Trust's present intention is to reach a consensual restructuring agreement. If such an agreement cannot be reached with the Senior Note holders, the Trust will have to consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code.

    The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to a company on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. These financial statements include adjustments and reclassifications that have been made to reflect indebtedness as extended under the 1991 Plan and the Senior Note Indenture. These financial statements do not include any adjustments that would be required should the Trust be unable to continue as a going concern. The conditions noted above raise substantial doubt about the Trust's ability to continue as a going concern.

    ADOPTION OF AUTHORITATIVE STATEMENTS

    In fiscal 1993, the Trust adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS 107"). This statement requires disclosure of the fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The adoption of SFAS 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

    Also in fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted discount rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. See also Note 1, "Allowance for Losses."

    RECLASSIFICATION OF PRIOR PERIODS

    Certain amounts in prior year statements have been reclassified to conform with the current year presentation.

    INCOME TAXES

    The Trust is a real estate investment trust that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements.

    For the fiscal years ended September 30, 1993, 1992 and 1991, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were primarily temporary differences related to the recognition of bad debt deductions and accounting for reorganization costs. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods.

    The Trust incurred net operating losses of $31 million and $12 million for tax purposes in fiscal 1992 and 1991, respectively. The Trust estimates a net operating loss of approximately $38 million in fiscal 1993. These net operating losses will be available for fifteen years as a loss carryforward to future years' taxable income. The Trust's goal is to preserve its net operating losses, but the transfer of more than 50% of the ownership of the Trust to its creditors in a reorganization (as was provided in the August 1993 agreement in principle and as is likely in any alternate restructuring) will limit the future use of its net operating losses under Internal Revenue Code Section 382.

    INTEREST INCOME

    Interest income on each loan is recorded as earned. Interest income is not recognized if, in the opinion of the Trustees, collection is doubtful. The Trust generally considers loans as delinquent if payment of interest and/or principal, as required by the terms of the note, is more than 60 days past due. At this point, accrual of interest income is generally terminated and foreclosure proceedings are started.

    LOAN FEE INCOME

    Loan fees are recorded as income using the "interest method". Accordingly, loan fees are deferred when received and are recorded as income over the term of the loan in relation to outstanding loan balances.

    ALLOWANCE FOR LOSSES

    The allowance for losses on mortgage loans and related investments is determined in accordance with the AICPA Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2, as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. The cost of capital was computed at 9.0% at September 30, 1993 and 7.0% at September 30, 1992. Additional provisions for losses on mortgage loans and related investments may be necessary if the deterioration in real estate markets continues, or there is a significant increase in the Trust's cost of capital. See also Note 1, "Adoption of Authoritative Statements."

    PROPERTIES ACQUIRED THROUGH FORECLOSURE AND HELD FOR SALE

    Properties acquired through foreclosure and held for sale are recorded at the lower of cost or fair value at acquisition, which becomes the cost basis for accounting purposes. The fair value of the asset acquired, in accordance with FASB Statement 15, is the amount that the Trust could reasonably expect to receive in a current sale between a willing buyer and a willing seller. Such properties are thereafter accounted for in the same manner as any similar asset acquired for investment as to depreciation and gain or loss upon sale. Subsequent to foreclosure, the properties are carried at the lower of cost or fair value less estimated costs to sell, as set forth in The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets". See also Note 1, "Adoption of Authoritative Statements."

    Those properties acquired through foreclosure and held for sale are reclassified from non-earning to earning status if they produce and maintain for a minimum of two consecutive quarters an annualized return of 5% or greater cash flow yield.

    IN-SUBSTANCE FORECLOSURE

    A loan is considered an in-substance foreclosure if: (1) the debtor has little or no equity considering the fair value of the collateral, (2) proceeds for repayment can be expected to come only from operation or sale of the collateral, and (3) the debtor has either formally or effectively abandoned control of the collateral. Loans meeting the criteria for in-substance foreclosure are reclassified and recorded at the lower of cost or fair value of the collateral, which establishes a new cost basis in the same manner as a legal foreclosure.

    NET LOSS PER SHARE

    Net loss per share for fiscal years ended 1993, 1992 and 1991 is computed using the weighted average common shares outstanding during each period.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization are computed on the straight-line method over an estimated useful life of 40 years for buildings and three to five years for other property and lease commissions.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include short-term investments (high grade commercial paper of $9.6 million at September 30, 1993) with maturities ranging from 1 to 34 days.

    Included in cash and cash equivalents is $1.3 million of restricted cash which represents the funding of the employee retention plan (see Note 8) and $1.5 million related to borrowers' deposits. See Item 1, "Business" for additional information regarding the enforcement of the Indenture Trustee's security interest in the deposit accounts of the Trust and the Trust's obligation to pay the excess of available cash as defined in the Indenture) over $10 million to Senior Note holders.

2.  MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE
    The following table summarizes the Trust's mortgage loan portfolio:

                                      SEPTEMBER 30, 1993            SEPTEMBER 30, 1992
                                  --------------------------    --------------------------
                                   NUMBER OF      CARRYING       NUMBER OF      CARRYING
TYPE OF UNDERLYING SECURITY       INVESTMENTS      AMOUNT       INVESTMENTS      AMOUNT
- ------------------------------    -----------    -----------    -----------    -----------
                                                  ($ AMOUNTS IN THOUSANDS)
Apartments....................           3          $  5,391           7          $ 18,888
Residential/Condominium*......          10             1,841          12             2,149
Office Buildings..............           1             1,135           6            38,938
Industrial Buildings..........          10            44,086          14            82,261
Research & Development........           5            25,942           8            48,209
Retail Buildings..............           6            22,738           9            43,923
Hotels/Motels.................           1             3,060           1             3,060
                                  -----------    -----------    -----------    -----------
    Total.....................          36          $104,193          57          $237,428
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

- ------------------------
* Includes 107 mortgage end loans on 10 projects at September 30, 1993 and 136 mortgage end loans on 12 projects at September 30, 1992.

    At September 30, 1993, the Trust had undisbursed commitments of $1,632,000, all of which represents additional advances on partially funded mortgage loans.

    As of September 30, 1993, there were no earning loans delinquent (more than 60 days past due) as to principal and/or interest.

    The Trust has had a significant increase in the number of loans being restructured as its borrowers continue to face deteriorating conditions in the real estate market. It is expected that these conditions may continue for an additional period of time requiring the Trust, where appropriate, to continue restructuring loans.

    At September 30, 1993 and 1992, loans totalling $33,403,000 and $50,911,000, respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business for various reasons, such as delays in construction, slower leasing than originally anticipated or delay in obtaining permanent financing.

    At September 30, 1992, earning mortgage loans totalling $60,028,000 had been subject to contractual interest rate modification due to financial difficulties of the borrower. During fiscal 1993, one loan totalling $1,608,000 was reinstated at a rate above the original contractual rate. The remaining loans totalling $58,420,000 were transferred to in-substance foreclosure. No interest rate modifications were made on mortgage loans during fiscal 1993.

    At September 30, 1993 and 1992, mortgage loans outstanding consisted of fixed rate loans of $21,268,000 and $67,806,000, floating rate loans of $70,745,000 and $125,924,000 and participating loans of $12,180,000 and
$43,698,000, respectively. Non-earning loans (including non-earning in-substance foreclosures) and non-earning properties acquired through foreclosure and held for sale were $60,248,000 at September 30, 1993 compared to $76,316,000 at September 30, 1992.

    The following table summarizes the Trust's investment in in-substance foreclosures at September 30, 1993 and September 30, 1992:

                                      SEPTEMBER 30, 1993            SEPTEMBER 30, 1992
                                  --------------------------    --------------------------
                                   NUMBER OF      CARRYING       NUMBER OF      CARRYING
TYPE OF PROPERTY                  INVESTMENTS      AMOUNT       INVESTMENTS      AMOUNT
- ------------------------------    -----------    -----------    -----------    -----------
                                                  ($ AMOUNTS IN THOUSANDS)
EARNING
Office Buildings..............           2           $12,831       --              $--
Industrial Buildings..........           1             4,901       --              --
Retail Buildings..............           3            28,238       --              --
Apartments....................           1             6,689       --              --
Research & Development
 Buildings....................           3            17,048       --              --
                                  -----------    -----------    -----------    -----------
  Total Earning...............          10            69,707       --              --
                                  -----------    -----------    -----------    -----------
NON-EARNING
Office Buildings..............           1             7,433           2             8,536
Industrial Buildings..........           3             7,576           3            11,562
Retail Buildings..............           1             2,453           2            21,123
Apartments....................       --              --            --              --
Research & Development
 Buildings....................       --              --                1             6,400
Hotel.........................       --              --                1             2,398
                                  -----------    -----------    -----------    -----------
  Total Non-Earning...........           5            17,462           9            50,019
                                  -----------    -----------    -----------    -----------
  Total.......................          15           $87,169           9           $50,019
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

    The following table summarizes the Trust's investment in real estate equities, net of accumulated depreciation of $7,800,000 at September 30, 1993 and $5,686,000 at September 30, 1992:

                                     SEPTEMBER 30, 1993          SEPTEMBER 30, 1992
                                  ------------------------    ------------------------
                                   NUMBER OF      CARRYING     NUMBER OF      CARRYING
TYPE OF PROPERTY                  INVESTMENTS      AMOUNT     INVESTMENTS      AMOUNT
- ------------------------------    ------------    --------    ------------    --------
                                                ($ AMOUNTS IN THOUSANDS)
Office Buildings*.............          4          $26,504          4          $29,823
Industrial Buildings..........          1            6,626          1            6,786
Retail Buildings..............          1           24,083          1           20,533
                                    -----         --------      -----         --------
    Total.....................          6          $57,213          6          $57,142
                                    -----         --------      -----         --------
                                    -----         --------      -----         --------

- ------------------------
* As of September 30, 1993, the Trust charged-off $2.4 million against the allowance for losses on one of the office building investments due to permanent impairment.

    The following table summarizes the Trust's investment in properties acquired through foreclosure and held for sale, net of accumulated depreciation of $6,143,000 at September 30, 1993 and $4,524,000 at September 30, 1992:

                                     SEPTEMBER 30, 1993          SEPTEMBER 30, 1992
                                  ------------------------    ------------------------
                                   NUMBER OF      CARRYING     NUMBER OF      CARRYING
TYPE OF PROPERTY                  INVESTMENTS      AMOUNT     INVESTMENTS      AMOUNT
- ------------------------------    ------------    --------    ------------    --------
                                                ($ AMOUNTS IN THOUSANDS)
EARNING
Apartments....................          4          $18,631          4          $20,012
Office Buildings..............          5           11,283          5           15,702
Industrial Buildings..........          5           18,399          3           13,208
Retail Buildings..............          1            1,394          2            5,127
Research & Development
 Bldgs........................          1            2,879         --            --
                                   ------         --------     ------         --------
  Total Earning...............         16           52,586         14           54,049
                                   ------         --------     ------         --------
NON-EARNING
Office Buildings..............          3            7,563          3            4,905
Industrial Buildings..........          5           15,796          4           16,421
Retail Buildings..............          3           12,775          2            3,648
Apartments....................         --            --             1              782
                                   ------         --------     ------         --------
  Total Non-Earning...........         11           36,134         10           25,756
                                   ------         --------     ------         --------
    Total.....................         27          $88,720         24          $79,805
                                   ------         --------     ------         --------
                                   ------         --------     ------         --------

3.  ALLOWANCE FOR LOSSES
    The changes in the allowance for losses for the years ended September 30, 1993, 1992 and 1991 were as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
                                                                           (AMOUNTS IN THOUSANDS)
Balance at beginning of year.........................................  $  19,353  $  14,707  $  10,792
Provisions charged to expense........................................     37,000     32,000     33,000
                                                                       ---------  ---------  ---------
                                                                          56,353     46,707     43,792
Less charges against allowance.......................................     44,545     27,354     29,085
Balance at end of year...............................................  $  11,808  $  19,353  $  14,707
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Approximately $6,394,000, $4,488,000 and $2,804,000 of the allowance at September 30, 1993, 1992 and 1991, respectively, are applicable to properties acquired through foreclosure and held for sale.

4.  SENIOR NOTES

    SENIOR SECURED NOTES

    The lack of liquidity in the commercial real estate markets continued during the fiscal year. Although the Trust was able to meet the required principal payment at December 31, 1992, reducing the principal balance of the Senior Notes to $290 million, it did not have sufficient funds to meet the $20 million required principal payment due June 30, 1993. The average borrowing rate for fiscal 1993 and 1992, respectively, was 9.23% and 8.34%. At September 30, 1993, the blended interest rate on the Senior Notes was 9.87%, composed of interest at 9.25% on $200 million of Senior Notes (including default interest at 1%) and 11.25% on $90 million of deferred amounts of Senior Notes (including default interest at 1%). The entire unamortized cost of restructuring of the Senior Notes was charged off during fiscal 1993 as a result of the monetary default. The Trust expensed $3.4 million in fiscal 1993, of which $2.4 million related to the acceleration of costs due to the June 1993 montary default. Prior to the default, these costs were being amortized using the interest method over the term of the debt. See Item 1, "Business" for additional information regarding certain other required payments not made subsequent to June 30, 1993 and other events of default.

    Payment of the Senior Notes is secured by liens against all real and personal properties of the Trust as required by the 1991 Plan and the Indenture.

    LOAN ON EQUITY INVESTMENT

    In November 1991, the Trust acquired full ownership of a retail center in which it had a partnership interest. The Trust has a construction borrowing commitment of $18.7 million of which $17.6 million was outstanding at September 30, 1993. The contractual interest rate on this loan is 7-1/2% (Prime +1 1/2%, floor of 9%) at September 30, 1993, and the loan matures in April 1994.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

    The carrying value of cash and cash equivalents approximates their fair value because of the liquidity and short-term maturities of these instruments. The fair value of mortgage loans is estimated by discounting cash flows at what is considered a market interest rate for loans with similar terms to borrowers of similar credit quality.

    The fair value of the Senior Notes at September 30, 1993 is based on a significant trade which occurred in August 1993 and for which the Trust obtained pricing information. The secondary market for this debt has a limited number of participants which may result in significant volatility in this debt.

    Loan on equity investment is a variable rate loan that reprices frequently, thus fair value is based on the carrying amount of the loan.

    The estimated fair values of the Trust's financial instruments at September 30, 1993 are as follows:

                                                                                CARRYING
                                                                                 AMOUNT      FAIR VALUE
                                                                              ------------  ------------
                                                                                (AMOUNTS IN THOUSANDS)
FINANCIAL ASSETS:
  Cash and cash equivalents.................................................  $     11,451  $     11,451
  Mortgage loans and long-term receivable (net of allowance for possible
   losses)..................................................................       104,269       103,492
FINANCIAL LIABILITIES:
  Senior Notes..............................................................      (290,000)     (216,100)
  Loan on equity investment.................................................       (17,572)      (17,572)
  Off-Balance Sheet Financial Instruments:
    Unfunded loan commitments...............................................       --              1,632

6.  SHARE OPTION PLAN
    As of September 30, 1993, options to purchase 452,500 Common Shares were outstanding under the 1984 Share Option Plan. The exercise price per share varies from $2.50 to $14.50. Options granted, other than those granted in fiscal 1991, expire five years from the date of grant and may be exercised at any time six months after the date of grant, subject to the limitation that the aggregate fair market value (determined as of the time the Option is granted) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. Options granted during fiscal 1991, pursuant to the Employee Retention Plan described in Note 8, expire five years from the date of grant but do not vest until three years from the date of grant. During the fiscal year ended September 30, 1993, no options were granted. During the fiscal year ended September 30, 1992, options to purchase 181,000 Common Shares at a price of $2.50 were granted to Trustees and certain officers of the Trust. Options to purchase 132,000 Common Shares at prices from $4.15 to $18.625 terminated during the fiscal year ended September 30, 1993.

    In addition to cash, options may be exercised by exchanging the Trust's Common Shares valued at the market price on the date of exercise of the options. During the fiscal year ended September 30, 1993, no options were exercised.

7.  PENSION PLANS

    EMPLOYEES

    On September 20, 1989, the Trustees adopted an Employees' Retirement Plan effective September 30, 1989. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 to conform to amended regulations.

    The Trust maintains this non-contributing, defined benefit pension plan for all eligible employees. Benefits under the plan are generally based on years of service and average annual base salary rate. Pension costs are accrued and funded annually from entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets. Pension expense was $60,000 for the year ended September 30, 1993 and $136,000 for the year ended September 30, 1992. The actual return on plan assets was $53,465 for the year ended September 30, 1993 and $72,492 for the year ended September 30, 1992. The funding status of the pension plan is:

                                                                                9/30/93       9/30/92
                                                                              -----------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................................  $   677,000  $     577,000
  Accumulated benefit.......................................................      694,000        585,000
  Projected benefit obligation..............................................      993,000      1,126,000
  Plan assets at market value...............................................      998,000        892,000
Key economic assumptions used in these determinations were:
  Discount rate.............................................................     8.0%          8.0%
  Rate of increase in compensation levels...................................     3.0%          6.0%
  Expected long-term rate of return.........................................     9.0%          8.0%

    TRUSTEES

    Effective October 1, 1989, the Trust established a pension plan for Trustees. All Trustees on or after the effective date (including Trustees who are employees of the Trust) are eligible to receive the basic normal retirement benefit under the plan upon completion of five years of credited board service. Benefits under the plan are based on the annual retainer in effect at the time the Trustee retires or otherwise terminates service. Plan benefits will be paid for a period equal to the number of years served as Trustee after January 1, 1980, except that payments will cease upon the death of the Trustee.

    The benefit provided by the plan is a contractual obligation on behalf of the Trust and is payable out of assets of the Trust that are subject to the claims of creditors of the Trust. It is not intended that the plan be funded.

    Accrued pension expense was $60,000 for each of the years ended September 30, 1993 and 1992. The total accumulated benefit obligation at September 30, 1993 was $433,000.

8.  EMPLOYEE RETENTION PLAN
    The Trust established an Employee Retention Plan, to be administered by the Compensation and Nominating Committee (the "Committee"), in order to assure the continuity and performance of employees of the Trust. The Plan contains four categories of benefits: an incentive program, stock options, termination pay and a retention bonus.

    The Committee established an incentive program for calendar year 1991. The incentive pool was calculated based on the reduction of the Trust's outstanding debt (the Senior Notes). On January 3, 1992, the principal balance of the Senior Notes was reduced to $329 million resulting in an incentive bonus pool of $160,000. On September 16, 1993, the Committee approved a continuation of the incentive program for 1992 based on a similar formula for reducing the principal balance of the Senior Notes. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million resulting in an incentive bonus pool of $125,000.

    On March 29, 1991, the Committee awarded stock options for the purchase of 197,500 Common Shares at an option price of $4.15. The options do not vest until three years from the date of grant.

    A termination pay plan has been established to cover termination of employment without cause during the period that the Senior Notes are outstanding. Employees will be entitled to compensation ranging from a minimum of twelve weeks to a maximum of eighteen months pay. In addition, certain health benefits will continue to be paid by the Trust over a period of time equal to the period used in calculating severance pay. The Trust estimates that the maximum cost of the termination pay plan would be approximately $1.3 million and the cost is charged to expense at date of termination (as defined in the termination pay plan).

    The retention bonus, which totalled $350,000, was paid on February 28, 1992 to certain employees who remained with the Trust one year after the Effective Date of the 1991 Plan (February 27, 1991).

9.  ISSUANCE OF SHARES
    Effective April 1, 1992, the Trust terminated its Dividend Reinvestment and Share Purchase Plan.

    In January 1985, the Trust issued 2,200,000 warrants for the right to purchase 3,300,000 Common Shares at a price of $20.50 per share. The warrants expired on January 15, 1992.

    The Trust is authorized to issue up to 3,500,000 Preferred Shares on terms to be established by the Trustees. No preferred shares have been issued to date.

    See also Note 10, "Litigation."

10. LITIGATION
    The consolidated class and derivative actions pending in the United States District Court for the Eastern District of Pennsylvania filed in March 1990 against certain of the Trust's present and former Trustees and officers and the Class 5 claims against the Trust remaining in the Chapter 11 proceeding in the United States Bankruptcy Court for the Central District of California were settled effective September 17, 1993. The class actions and claims alleged violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and negligent misrepresentation under the common law by reason of misleading statements in the Trust's reports filed with the SEC and other information disseminated to the public. The derivative action alleged mismanagement on the part of the Trustees which resulted in the bankruptcy.

    Under the terms of the settlement: (1) the Trust contributed 150,000 Common Shares to the settlement of the class claims; (2) the director and officer liability insurance carrier contributed $860,000 on behalf of the individual defendants in the class actions; and (3) the insurance carrier paid on behalf of the individual defendants in the derivative action $65,000 to counsel for the derivative plaintiffs. The settlement was approved by both courts after notice to the class members and the shareholders of the Trust.

    As described above, the Trust made no cash payments in connection with the settlement. While the Trust and the individual defendants continue to believe that their actions were entirely proper and violated no laws, the Trustees decided to settle the claims in order to avoid additional legal expense and the diversion of management's time and energy at a time when the operations of the Trust demanded their undivided attention.

    The quarterly results of operations for fiscal 1993 and 1992 are summarized as follows:

                                                 QUARTER ENDED
                                ------------------------------------------------
                                DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                -----------   --------  ---------   ------------
                                             (AMOUNTS IN THOUSANDS,
                                             EXCEPT PER SHARE DATA)
FISCAL 1993
  Total income................  $ 9,577       $ 10,291  $   9,643   $  8,831
  Interest expense............    6,839          6,851      6,919      7,901
  Provision for losses........    3,000          5,000     14,000     15,000
  Reorganization expense......      245            482        950      4,167
  Net loss....................   (5,497)        (7,667)   (17,478)   (23,327)
  Net loss per share..........   $(0.50)        $(0.69)    $(1.58)    $(2.10)
FISCAL 1992
  Total income................  $11,997       $ 10,113  $  10,336   $  9,563
  Interest expense............    8,209          6,713      6,815      7,219
  Provision for losses........    5,000          6,000     11,000     10,000
  Reorganization expense......      141            226        233        334
  Net loss....................   (5,195)        (7,054)   (12,586)   (12,637)
  Net loss per share..........   $(0.47)        $(0.64)    $(1.13)    $(1.14)

                           MORTGAGE AND REALTY TRUST
                                  SCHEDULE XI
           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               SEPTEMBER 30, 1993

                                              INITIAL COST TO TRUST        COSTS         GROSS AMOUNT CARRIED AT END OF PERIOD
                                            -------------------------   CAPITALIZED   --------------------------------------------
                                                         BUILDINGS &   SUBSEQUENT TO               BUILDINGS &
CLASSIFICATION                ENCUMBRANCES     LAND      IMPROVEMENTS   ACQUISITION      LAND      IMPROVEMENTS        TOTAL
- ----------------------------  ------------  -----------  ------------  -------------  -----------  ------------  -----------------
INVESTMENTS IN REAL ESTATE
 EQUITIES
  Office Building:
    Lower Providence, PA....  $   --        $   --       $ 9,723,000   $    708,000   $   --       $10,431,000   $10,431,000
    Anaheim, CA.............      --          2,145,000    6,810,000      1,555,000     2,145,000    8,365,000    10,510,000
    Boston, MA..............      --            500,000    2,033,000        470,000       500,000    2,503,000     3,003,000
    Portland, OR............      --          1,500,000    6,197,000        442,000     1,500,000    6,639,000     8,139,000
  Industrial Center:
    Whittier, CA............      --          1,500,000    5,023,000      1,489,000     1,500,000    6,512,000     8,012,000
  Retail Building:
    Fremont, CA.............   17,572,000     6,528,000   15,161,000      3,228,000     6,528,000   18,389,000    24,917,000
                              ------------  -----------  ------------  -------------  -----------  ------------  -----------------
                              $17,572,000   $12,173,000  $44,947,000   $  7,892,000   $12,173,000  $52,839,000   $65,012,000(a)(b)
                              ------------  -----------  ------------  -------------  -----------  ------------  -----------------
                              ------------  -----------  ------------  -------------  -----------  ------------  -----------------

                                                      LIFE ON WHICH
                                                      DEPRECIATION
                              ACCUMULATED               IN LATEST
                              DEPRECIATION               INCOME
                                  AND         DATE    STATEMENT IS
CLASSIFICATION                AMORTIZATION  ACQUIRED    COMPARED
- ----------------------------  ------------  --------  -------------
INVESTMENTS IN REAL ESTATE
 EQUITIES
  Office Building:
    Lower Providence, PA....  $ 2,027,000      1987      40 YR.
    Anaheim, CA.............    1,598,000      1988      40 YR.
    Boston, MA..............      657,000      1990      40 YR.
    Portland, OR............    1,297,000      1989      40 YR.
  Industrial Center:
    Whittier, CA............    1,386,000      1987      40 YR.
  Retail Building:
    Fremont, CA.............      834,000      1992      40 YR.
                              ------------
                              $ 7,799,000
                              ------------
                              ------------

                           MORTGAGE AND REALTY TRUST
                            SCHEDULE XI (CONTINUED)
           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               SEPTEMBER 30, 1993

NOTES:

(a)  Cost for federal income tax purposes $64,433,000.

(b) The changes in gross carrying amounts during the year ended September 30, 1993 are summarized as follows:

  Balance at September 30, 1992..............................               $46,400,000
  Additions during year:
    Reclassification from real estate equities held for sale
     and other assets........................................  $16,427,000
    Improvements.............................................    2,505,000
    Loan advance by construction lender......................    2,057,000   20,989,000
                                                               -----------
  Deductions during year:
    Charge off against allowance for losses..................                 2,377,000
                                                                            -----------
    Balance at September 30, 1993............................               $65,012,000
                                                                            -----------
                                                                            -----------
The changes in gross carrying amounts during the year ended September 30, 1992 are summarized as follows:
  Balance at September 30, 1991..............................               $24,863,000
  Additions during year:
    Improvements.............................................  $ 1,400,000
    Transfer of investment in partnership....................    7,241,000
    Acquisition of partnership interest......................   14,448,000
    Loan advance by construction lender......................    2,473,000   25,562,000
                                                               -----------
  Deductions during year:
    Charge off against allowance for losses..................                 4,025,000
                                                                            -----------
  Balance at September 30, 1992..............................               $46,400,000
                                                                            -----------
                                                                            -----------
The changes in gross carrying amounts during the year ended September 30, 1991 are summarized as follows:
  Balance at September 30, 1990..............................               $32,615,000
  Additions during year:
    Improvements.............................................                   466,000
  Deductions during year:
    Charge off against allowance for losses..................                 8,218,000
                                                                            -----------
  Balance at September 30, 1991..............................               $24,863,000
                                                                            -----------
                                                                            -----------
The change in accumulated depreciation and amortization during the year ended September
30, 1993 is summarized as follows:
  Balance at September 30, 1992..............................               $ 3,132,000
  Additions during year:
    Reclassification from real estate equities held for sale
     and other assets........................................                 2,553,000
    Charge to income.........................................                 2,114,000
                                                                            -----------
  Balance at September 30, 1993..............................               $ 7,799,000
                                                                            -----------
                                                                            -----------

                           MORTGAGE AND REALTY TRUST
                            SCHEDULE XI (CONTINUED)
           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               SEPTEMBER 30, 1993

The change in accumulated depreciation and amortization during the year ended September
30, 1992 is summarized as follows:
  Balance at September 30, 1991..............................               $ 1,789,000
  Additions during year:
    Charge to income.........................................                 1,343,000
                                                                            -----------
    Balance at September 30, 1992............................               $ 3,132,000
                                                                            -----------
                                                                            -----------
The change in accumulated depreciation and amortization during the year ended September
30, 1991 is summarized as follows:
  Balance at September 30, 1990..............................               $ 1,453,000
  Additions during year:
    Charge to income.........................................                   523,000
  Deductions during year:
    Charge-off on real estate transferred....................                   187,000
                                                                            -----------
    Balance at September 30, 1991............................               $ 1,789,000
                                                                            -----------
                                                                            -----------

                           MORTGAGE AND REALTY TRUST
                                  SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1993

                                                                                                               PRINCIPAL
                                                                                                               AMOUNT OF
                                                                                                             LOANS SUBJECT
                                                                                                             TO DELINQUENT
                               NUMBER OF     INTEREST                                    CARRYING AMOUNT OF  PRINCIPAL OR
TYPE OF LOANS                    LOANS         RATE            FINAL MATURITY DATE           MORTGAGES         INTEREST
- ----------------------------  -----------  -------------  -----------------------------  ------------------  -------------
Construction Loans:
  Retail buildings:
    Philadelphia, PA........           1           9.00%  December 1993                  $   3,250,000        $   --
  Research & development
   buildings................           1           9.00%  November 1993                      1,953,000            --
                                                                                         ------------------  -------------
                                                                                             5,203,000            --
                                                                                         ------------------  -------------
Standing Loans:
  Apartments:
    Hammond, IN.............           1           8.00%  September 1993                     4,300,000            --
  Industrial buildings:
    Uwchlan Twp., PA........           1           8.00%  December 1993                     16,603,000            --
    Carson, CA..............           1           9.00%  February 1995                      4,009,000            --
    Tucson, AZ..............           1          10.50%  October 1993                       7,135,000            --
    Chino, CA...............           1           8.00%  January 1995                       5,208,000          5,208,000
    Marina Del Ray, CA......           1           8.00%  March 1995                         5,441,000            --
    Others..................           3    7.00%-10.00%  January 1995-July 1997             2,909,000            --
  Retail Buildings:
    Philadelphia, PA........           1           7.50%  December 1993                      6,200,000            --
    El Toro, CA.............           1           7.50%  January 1995                       8,846,000            --
    Citrus Heights, CA......           1           9.00%  February 1994                      3,957,000            --
  Research & development
   buildings:
    Santa Ana, CA...........           1           7.50%  January 1994                      11,927,000            --
    San Dumas, CA...........           1           9.00%  March 1994                         2,484,000            --
  Hotel.....................           1          10.00%  October 1996                       3,060,000            --
                                                                                         ------------------  -------------
                                                                                            82,079,000          5,208,000
                                                                                         ------------------  -------------
Long-Term Amortizing Loans:
  Office buildings..........           1           9.75%  April 1999                         1,135,000            --
  Apartments................           2    8.875%-8.00%  July 2000-April 2004               1,091,000            --
  Residential/Condominiums
   (a)......................         107     6.20%-9.50%  July 1994-June 2009                1,841,000            --
  Retail building...........           2    8.00%-8.875%  August 1994-November 1999            484,000            --
  Industrial buildings......           1           9.00%  April 1999                           180,000            --
                                                                                         ------------------  -------------
                                                                                             4,731,000            --
                                                                                         ------------------  -------------
Participating Loans and
 Investments:
  Industrial buildings:
    Worcester, MA...........           1          11.00%  May 1996                           2,602,000            --
  Research & development
   buildings:
    Jacksonville, FL........           1           9.25%  December 1998                      4,475,000            --
    Allentown, PA...........           1          10.25%  December 1999                      5,103,000            --
                                                                                         ------------------  -------------
                                                                                            12,180,000            --
                                                                                         ------------------  -------------
Total Mortgage Loans and
 Investments................                                                             $ 104,193,000(b)(c)  $ 5,208,000
                                                                                         ------------------  -------------
                                                                                         ------------------  -------------

                           MORTGAGE AND REALTY TRUST
                            SCHEDULE XII (CONTINUED)
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1993

NOTES:

(a) Consists of 107 mortgage end loans on 10 projects.

(b) The aggregate cost for federal income tax purposes is $104,632,000.

(c) The change in carrying value of mortgage loans during the year ended September 30, 1993 were as follows:

  Balance at September 30, 1992..........................................  $ 237,428,000
  Advances on mortgage loans.............................................        602,000
  Transfer of real estate to mortgage loans..............................        348,000
  Net change in interest reserves, deferred income.......................      1,323,000
                                                                           -------------
                                                                             239,701,000
  Collections of principal...............................................     24,604,000
  Transfer to real estate................................................    110,218,000
  Chargeoff against allowance for losses.................................        686,000
                                                                           -------------
                                                                           $ 104,193,000
                                                                           -------------
                                                                           -------------
The change in carrying value of mortgage loans during the year ended September 30, 1992 were as follows:
  Balance at September 30, 1991..........................................  $ 344,632,000
  Advances on mortgage loans.............................................      2,624,000
  Transfer of real estate to mortgage loans..............................        940,000
  Net change in interest reserves, deferred income.......................        426,000
                                                                           -------------
                                                                             348,622,000
  Collections of principal...............................................     50,674,000
  Transfer to real estate................................................     56,554,000
  Chargeoff against allowance for losses.................................      3,566,000
  Other..................................................................        400,000
                                                                           -------------
                                                                           $ 237,428,000
                                                                           -------------
                                                                           -------------
The change in carrying value of mortgage loans during the year ended September 30, 1991 were as follows:
  Balance at September 30, 1990..........................................  $ 429,052,000
  Advances on mortgage loans.............................................     26,335,000
  Transfer of real estate to mortgage loans..............................      3,060,000
  Net change in interest reserves, deferred income.......................      9,471,000
                                                                           -------------
                                                                             467,918,000
  Collections of principal...............................................     45,853,000
  Transfer to real estate................................................     73,479,000
  Other..................................................................      3,954,000
                                                                           -------------
                                                                           $ 344,632,000
                                                                           -------------
                                                                           -------------

                           MORTGAGE AND REALTY TRUST
                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                     DESCRIPTION
- ------------  -------------------------------------------------------------------------------------------------------
     3.1      Declaration of Trust as amended through February 17, 1993 (1) (Exhibit 3).
     3.2      By-Laws, as amended through June 20, 1984 (2) (Exhibit 3.3).
     4.1      Form of Certificate for Common Shares (3) (Exhibit 1A).
     4.2 (a)  Joint Plan of Reorganization Proposed by Debtor, Creditors' Committee and Equity Security Holders
               Committee (4) (Exhibit 10.11).
     4.2 (b)  Modification to Joint Plan of Reorganization Proposed by Debtor, Creditors' Committee and Equity
               Security Holders Committee (5) (Exhibit 2).
     4.2 (c)  Amendment No. 1 and Consent to Plan of Reorganization dated as of September 30, 1991 (6) (Exhibit
               4.4(c)).
     4.2 (d)  Amendment No. 2 to Plan of Reorganization, dated as of July 15, 1992 (7) (Exhibit 4.2(d)).
     4.3      Indenture dated as of July 15, 1992 between Mortgage and Realty Trust and Wilmington Trust Company, as
               trustee, governing the registrant's Senior Secured Uncertificated Notes due 1995 (7) (Exhibit 4.3).
    10.1      1984 Share Option Plan (8) (Exhibit 19.1).
    10.2      Form of Incentive Stock Option Agreement under the 1984 Share Option Plan (9) (Exhibit 10.9).
    10.3      Form of Non-Qualified Stock Option Agreement under the 1984 Share Option Plan (2) (Exhibit 10.19).
    10.4      Amended and Restated Saving Incentive Plan effective January 1, 1992 (7) (Exhibit 10.7).
    10.5      Amended and Restated Employees' Retirement Plan effective January 1, 1992 (7) (Exhibit 10.8).
    10.6      Pension Plan for Trustees dated October 1, 1989 (10) (Exhibit 10.13).
    10.7      Employee' Retention Plan dated October 17, 1990 as amended January 16, 1991 and March 10, 1991 (11)
               (Exhibit 19.1).
   11*        Schedule of Net Income Per Share for the years ended September 30, 1993, 1992 and 1991
   21*        Subsidiaries
   23*        Consent of Ernst & Young dated January 3, 1994

- ------------------------
 (1) Filed on May 13, 1993 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
 (2) Filed on December 6, 1984 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
 (3) Filed on May 20, 1981 as an exhibit to Amendment No. 1 to the Registration Statement on Form 8-A (No. 1-6613) and incorporated herein by reference.
 (4) Filed on December 28, 1990 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
 (5) Filed on March 14, 1991 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.

 (6)  Filed on December 27, 1991 as an exhibit to the Annual Report on Form 10-K
      (No. 1-6613) and incorporated herein by reference.
 (7)  Filed on December 22, 1992 as an exhibit to the Annual Report on Form 10-K
      (No. 1-6613) and incorporated herein by reference.
 (8) Filed on August 13, 1987 as an exhibit to the Quarterly Report on Form  10-Q
    (No. 1-6613) and incorporated herein by reference.
 (9) Filed  on December 29, 1987 as an exhibit  to the Annual Report on Form 10-K
    (No. 1-6613) and incorporated herein by reference.
(10) Filed on December 21, 1989 as an  exhibit to the Annual Report on Form  10-K
    (No. 1-6613) and incorporated herein by reference.
(11) Filed  on May 14,  1991 as an exhibit  to the Quarterly  Report on Form 10-Q
    (No. 1-6613) and incorporated herein by reference.
  * Exhibit filed with this Form 10-K.