Form 10-Q
period 1993-12-31
MORTGAGE & REALTY TRUST
filed 1994-02-14
CIK 79259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1993

                                       OR

  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to __________


Commission File Number 1-6613


                            MORTGAGE AND REALTY TRUST
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 Maryland                              23-1862664
      -------------------------------     ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)



       8380 Old York Road, Suite 300
         Elkins Park, Pennsylvania                     19117-1590
  ---------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (215) 881-1525


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No       .
                                        -----       -----


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes    X      No
                                    -----        -----

Number of Common Shares Outstanding at December 31, 1993:

                                   11,226,215

                            MORTGAGE AND REALTY TRUST

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 1993



PART I

          1. Unaudited Financial Statements for the periods ended December 31, 1993 and 1992 include the following:

                    Balance Sheet at December 31, 1993 and September
                    30, 1993

                    Statement of Operations for the three months ended December 31, 1993 and 1992

                    Statement of Cash Flows for the three months ended December 31, 1993 and 1992

                    Statement of Shareholders' Equity for the three months ended December 31, 1993

                    Notes to the Financial Statements

          2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II

          3.   Defaults Upon Senior Securities

          6.   Exhibits and Reports on Form 8-K

                            MORTGAGE AND REALTY TRUST                   FORM 10Q


ITEM 1.   FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------
BALANCE SHEET
- -------------------------------------------------------------------------------


                                                           December 31,        September 30,
                                                               1993                1993
                                                          --------------       -------------
                                                            (UNAUDITED)

ASSETS:
Mortgage loans and investments:
     Construction loans                                  $   5,204,000       $   5,203,000
     Standing loans                                         72,561,000          76,871,000
     Long-term amortizing loans                              4,506,000           4,731,000
     Participating loans and investments                    12,183,000          12,180,000
     Non-earning mortgage loans                              9,508,000           5,208,000
                                                          ------------        ------------
                                                           103,962,000         104,193,000
In-substance foreclosures:
     Earning                                                75,609,000           69,707,00
     Non-earning                                             9,748,000          17,462,000
Real estate:
     Investment in real estate equities                     57,122,000          57,213,000
     Properties acquired through foreclosure and
       held for sale:
          Earning                                           60,979,000          52,586,000
          Non-earning                                       22,566,000          36,134,000
     Investment in partnerships                              9,727,000           9,831,000
                                                          ------------        ------------
                                                           339,713,000         347,126,000
            Less allowance for losses                      (11,593,000)        (11,808,000)
                                                          ------------        ------------
                                                           328,120,000         335,318,000
Cash and cash equivalents                                   20,661,000          11,451,000
Interest receivable and other assets                         7,825,000           7,105,000
                                                          ------------        ------------

                                                          $356,606,000        $353,874,000
                                                          ------------        ------------
                                                          ------------        ------------


LIABILITIES:
Senior Secured Notes                                      $290,000,000        $290,000,000
Loan on equity investment                                   17,578,000          17,572,000
Accounts payable and accrued expenses                       12,061,000           4,679,000
                                                          ------------        ------------

                                                           319,639,000         312,251,000
                                                          ------------        ------------

SHAREHOLDERS' EQUITY:
Preferred shares, $1 par value:  3,500,000
   shares authorized, none issued                                    -                   -
Common shares, $1 par value:  20,000,000 shares
   authorized, 11,226,000 shares issued and
   outstanding                                              11,226,000          11,226,000
Additional paid-in capital                                 182,375,000         182,375,000
Accumulated deficit                                       (156,634,000)       (151,978,000)
                                                          ------------        ------------

            Total shareholders' equity                      36,967,000          41,623,000
                                                          ------------        ------------

                                                          $356,606,000        $353,874,000
                                                          ------------        ------------
                                                          ------------        ------------

                             See accompanying notes.

                             MORTGAGE AND REALTY TRUST                 FORM 10Q

- -------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, (UNAUDITED)
- -------------------------------------------------------------------------------


                                                               1993                1992
                                                            -----------         ----------

INCOME:

   Interest and fee income on mortgage
     loans                                                 $ 3,998,000         $ 4,928,000
   Additional interest and fee income on
     participating mortgage loans                                7,000               6,000
   Rental income                                             4,733,000           4,543,000
   Interest on short-term investments                           94,000              83,000
   Other                                                        14,000              17,000
                                                            ----------          ----------

                                                             8,846,000           9,577,000
                                                            ----------          ----------

EXPENSES:
   Interest                                                  7,799,000           6,839,000
   Expenses of rental properties:
      Depreciation and amortization                          1,407,000           1,313,000
      Operating                                              2,374,000           2,399,000
   Other operating expenses                                  1,246,000           1,278,000
   Provision for losses on mortgage
     loans and related investments                                   -           3,000,000
                                                            ----------          ----------

                                                            12,826,000          14,829,000
                                                            ----------          ----------

Loss before reorganization items                            (3,980,000)         (5,252,000)
Reorganization items:
   Professional fees                                          (676,000)           (245,000)
                                                            ----------          ----------

Net loss                                                   $(4,656,000)        $(5,497,000)
                                                            ----------          ----------
                                                            ----------          ----------

PER SHARE:

Net loss                                                         $(.41)              $(.50)
                                                                 -----               -----
                                                                 -----               -----

Weighted average number of common
  shares outstanding                                        11,226,000          11,076,000


                             See accompanying notes.

                             MORTGAGE AND REALTY TRUST                 FORM 10Q

- -------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, (UNAUDITED)
- -------------------------------------------------------------------------------


                                                                         1993                1992
                                                                    --------------       -------------


Cash flows from operating activities:
   Net loss                                                          $(4,656,000)       $ (5,497,000)
                                                                     -----------        ------------
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation on real estate                                      1,407,000           1,313,000
      Provision for losses                                                     -           3,000,000
      Increase (decrease) in payables & accrued expenses               7,382,000            (892,000)
      Decrease (increase) in receivables and other assets               (720,000)             36,000
      Net change in interest reserves, deferred income                   (16,000)           (797,000)
      Other                                                              (48,000)                  -
                                                                     -----------        ------------

   Total adjustments                                                   8,005,000           2,660,000
                                                                     -----------        ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    3,349,000          (2,837,000)
                                                                     -----------        ------------

Cash flows from investing activities:
   Investments in real estate:
      Properties acquired through foreclosure                         (1,110,000)         (1,143,000)
      In-substance foreclosures                                         (671,000)           (391,000)
      Real estate equities                                              (434,000)           (440,000)
      Advances on mortgage loans                                               -              (4,000)
   Principal repayments on mortgage loans                                227,000          16,430,000
   Sale of foreclosed property                                         5,511,000           1,764,000
   Repayment of in-substance foreclosure                               2,338,000             192,000
                                                                     -----------        ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    5,861,000          16,408,000
                                                                     -----------        ------------

Cash flows from financing activities:
   Payment of Senior Secured Notes                                             -         (22,000,000)
                                                                     -----------        ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            -         (22,000,000)
                                                                     -----------        ------------

Net increase (decrease) in cash and cash equivalents                   9,210,000          (8,429,000)
Cash and cash equivalents at beginning of period                      11,451,000          12,453,000
                                                                     -----------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $20,661,000        $  4,024,000
                                                                     -----------        ------------
                                                                     -----------        ------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND
  FINANCING ACTIVITIES:

   Charge offs to allowance for losses                              $    215,000        $  6,680,000
                                                                     -----------        ------------
                                                                     -----------        ------------


   Transfer of mortgage loans to investment in partnerships         $          -        $  4,355,000
                                                                     -----------        ------------
                                                                     -----------        ------------


                             See accompanying notes.

                             MORTGAGE AND REALTY TRUST                 FORM 10Q

- -------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended December 31, 1993 (Unaudited)
- -------------------------------------------------------------------------------




                                                                 Additional                       Total
                                         Common Shares             Paid-In      Accumulated   Shareholders'
                                     Shares         Amount         Capital        Deficit        Equity
                                   ------------------------------------------------------------------------

Balance, beginning of
   period                          11,226,000    $11,226,000   $182,375,000  $(151,978,000)  $ 41,623,000

Net loss                                                                        (4,656,000)    (4,656,000)
                                   ----------    -----------   ------------  -------------   ------------

Balance, end of
   period                          11,226,000    $11,226,000   $182,375,000  $(156,634,000)  $ 36,967,000
                                   ----------    -----------   ------------  -------------   ------------
                                   ----------    -----------   ------------  -------------   ------------



                             See accompanying notes.

                             MORTGAGE AND REALTY TRUST                 FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF FINANCIAL STATEMENT PRESENTATION AND PLAN OF REORGANIZATION - On April 12, 1990, Mortgage and Realty Trust (the "Trust") filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On February 27, 1991, the United States Bankruptcy Court for the Central District of California entered an order confirming the Trust's Plan of Reorganization (the "1991 Plan"). As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 and the debt was restructured in July 1992 (the "1992 Restructuring") with the unanimous consent of the creditors. The debt is now governed by an indenture (the "Indenture") dated as of July 15, 1992 between the Trust and Wilmington Trust Company (the "Indenture Trustee") and the debt is denominated as the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes"). Pursuant to the 1992 Restructuring, the Trust entered into the Indenture governing the Senior Notes with the Indenture Trustee, entered into a second amendment to the Trust's outstanding collateral and security agreement dated as of February 21, 1991 with the Indenture Trustee and William J. Wade (the "Collateral Agents") as collateral agents (as amended, the "Collateral Agreement") and amended the plan of reorganization confirmed in February 1991 in the Trust's Chapter 11 bankruptcy proceeding (the "1991 Plan").

          The Senior Notes are secured by all properties and interests in properties of the Trust. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million, the maximum debt level permitted under the Indenture at that date, and remains at that amount at December 31, 1993.

          Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, and September 30, 1993 and 358% at December 31, 1993 and a ratio of earning assets to outstanding securities of 113% at June 30, and September 30, 1993 and 116% at December 31, 1993. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. On May 26, 1993, the Trust received from the holders of more than 66-2/3% in principal amount of Senior Notes a waiver relating to the March 31 default.

          Due to continued lack of liquidity in the real estate marketplace, the Trust did not have sufficient funds to meet its $20 million required principal payment due June 30, 1993. However, the Trust timely paid the June 30, and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals) and $6.6 million in interest was due on December 31, 1993. Because the Trust did not make otherwise required payments on June 30 and December 31, 1993, at the end of the first quarter of 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture). Assuming no other payment defaults, the Trust would have been obligated to pay the excess of such available cash over $10 million to Senior Note holders as an additional principal payment.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          Pursuant to the agreement in principle with certain of the principal holders of Senior Notes reached in August 1993, the Trust agreed to pay on September 30, 1993 the interest payment due September 30, 1993 and certain restructuring fees due December 31, 1993, but not to pay the interest or principal due December 31, 1993. However, commencing at about the time of the August 1993 agreement in principle, certain of the Senior Notes began to trade. Interest in the trading of Senior Notes increased after announcement of the terms of the restructuring and, by December 1993, in excess of 50% of the principal amount of the Senior Notes had traded. Because of the substantial trading in the Senior Notes and the inability of the Trust to obtain satisfactory indications of support for the August 1993 agreement in principle from any holders of Senior Notes, any action by the Trust to implement the Trust's original agreed restructuring has been postponed and it presently appears unlikely that the terms of the August 1993 agreement in principle will be implemented.

          Included in the Senior Notes initially traded were all of the Senior Notes held by two of the five members of the official creditors' committee who had negotiated the August 1993 agreement in principle. In or about October 1993 four of the holders who had acquired Senior Notes and who then held a significant amount of Senior Notes signed confidentiality letters with the Trust and requested to be named to the official creditors' committee and receive financial and operating information relating to the Trust. The three then-remaining members of the official creditors' committee did not grant committee membership to the holders but acquiesced in the Trust's delivery of confidential information to the investing holders. Subsequently, another member of the official creditors' committee sold all of its Senior Notes, part to a member of the official creditors' committee and the balance to other persons. That sale left the official creditors' committee with two members, one of whom held, as a result of secondary claims purchases, at December 31, 1993 in excess of 33-1/3% of the Senior Notes.

          In October 1993, the investing holders commenced their due diligence review of the Trust, which included financial and other information provided by the Trust. At the request of the investing holders, the Trust agreed to pay certain fees and expenses of a financial advisor to the investing holders. In or about November 1993, the investing holders retained a financial advisor which immediately commenced its analysis of the financial condition and operations of the Trust and the proposed agreement in principle.

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

          Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          Standstill Period was extended by holders of more than 66-2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears unlikely that any further extensions of the Standstill Period will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993, the Indenture Trustee (and the Collateral Agents) notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a continued or extended Standstill Period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee and Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. There can be no assurance that the Indenture Trustee will not terminate the understanding or take further remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee and the Collateral Agents to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code.

          Throughout the first quarter of fiscal 1994 the Trust's management and advisors continued discussions with the principal holders of the Senior Notes and their representatives to explore various alternatives for restructuring the Senior Notes. These discussions are continuing into the second quarter of fiscal 1994. If agreement on such a restructuring cannot be reached, or if the holders of Secured Notes or the Indenture Trustee take action or fail to cooperate with the Trust in such a manner that the business or operations of the Trust are jeopardized, the Trust will consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code.

          The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to a company on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. These financial statements include adjustments and reclassification that have been made to reflect the indebtedness as extended under the 1991 Plan and the Senior Note Indenture. The conditions noted above raise substantial doubt about the Trust's ability to continue as a going concern. These financial statements do not include any adjustments that would be required should the Trust be unable to continue as a going concern. These financial statements also do not include any adjustments that could be required as a result of the restructuring process.

          ADOPTION OF AUTHORITATIVE STATEMENTS - In fiscal 1993, the Trust adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS 107"). This statement requires disclosure of the fair value of all

                            MORTGAGE AND REALTY TRUST                  FORM 10Q
          financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The adoption of SFAS 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

          Also in fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted discount rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. See also Note 1, "Significant Accounting Policies - Allowance for Losses."

          RECLASSIFICATION OF PRIOR PERIODS - Certain amounts in prior year statements have been reclassified to conform with the current year presentation.

          INCOME TAXES - The Trust is a real estate investment trust that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements. For the fiscal year ended September 30, 1993 and the quarter ended December 31, 1993, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were primarily temporary differences related to the recognition of bad debt deductions and accounting for reorganization costs. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods.

          The Trust incurred net operating losses of $31 million and $12 million for tax purposes in fiscal 1992 and 1991, respectively. The Trust estimates a net operating loss of approximately $38 million in fiscal 1993. These net operating losses will be available for fifteen years as a loss carryforward to future years' taxable income. The Trust's goal is to preserves its net operating losses, but the transfer of more than 50% of the ownership of the Trust to its creditors in a reorganization (as was provided in the August 1993 agreement in principle and as is likely in any alternate restructuring) will limit the future use of its net operating losses under Internal Revenue Code
          Section 382.

          INTEREST INCOME - Interest income on each loan is recorded as earned. Interest income is not recognized if, in the opinion of the Trustees, collection is doubtful. The Trust generally considers loans as delinquent if payment of interest and/or principal, as required by the terms of the note, is more than 60 days past due. At this point, accrual of interest income is generally terminated and foreclosure proceedings are started.

          LOAN FEE INCOME - Loan fees are recorded as income using the "interest method." Accordingly, loan fees are deferred when received and are recorded as income over the term of the loan in relation to outstanding loan balances.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          ALLOWANCE FOR LOSSES - The allowance for losses on mortgage loans and related investments is determined in accordance with the AICPA Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2, as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. The cost of capital was computed at 9.0% at both December 31, and September 30, 1993. Additional provisions for losses on mortgage loans and related investments may be necessary if the deterioration in real estate markets continues, or there is a significant increase in the Trust's cost of capital. See also Note 1, "Significant
          Accounting Policies - Basis of Financial Statement Presentation and Plan of Reorganization." Further adjustments may also be necessary as a result of the restructuring negotiations.

          PROPERTIES ACQUIRED THROUGH FORECLOSURE AND HELD FOR SALE - Properties acquired through foreclosure and held for sale are recorded at the lower of cost or fair value at acquisition, which becomes the cost basis for accounting purposes. The fair value of the asset acquired, in accordance with FASB Statement 15, is the amount that the Trust could reasonably expect to receive in a current sale between a willing buyer and a willing seller. Such properties are thereafter accounted for in the same manner as any similar asset acquired for investment as to depreciation and gain or loss upon sale. Subsequent to foreclosure, the properties are carried at the lower of cost or fair value less estimated costs to sell, as set forth in The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets." See also Note 1, "Significant Accounting Policies - Basis of Financial Statement Presentation and Plan of Reorganization."

          Those properties acquired through foreclosure and held for sale are reclassified from non-earning to earning status if they produce and maintain for a minimum of two consecutive quarters an annualized return of 5% or greater cash flow yield.

          IN-SUBSTANCE FORECLOSURE - A loan is considered an in-substance foreclosure if: (1) the debtor has little or no equity considering the fair value of the collateral, (2) proceeds for repayment can be expected to come only from operation or sale of the collateral, and
          (3) the debtor has either formally or effectively abandoned control of the collateral. Loans meeting the criteria for in-substance foreclosure are reclassified and recorded at the lower of cost or fair value of the collateral, which establishes a new cost basis in the same manner as a legal foreclosure.

          NET LOSS PER SHARE - Net loss per share is computed using the weighted average common shares outstanding during each period.

          DEPRECIATION AND AMORTIZATION - Depreciation and amortization are computed on the straight-line method over an estimated useful life of 40 years for buildings and three to five years for other property and lease commissions.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include short-term investments (high grade commercial paper of $4.9 million at December 31, 1993) maturing in 3 days.

          Included in cash and cash equivalents is $1.3 million of restricted cash which represents the funding of the employee retention plan (see
          Note 8) and $1.6 million related to borrowers' deposits. See Note 1, "Significant Accounting Policies - Basis of Financial Statement Presentation and Plan of Reorganization" and Item 3, "Defaults Upon Senior Securities" for additional information regarding the enforcement of the Indenture Trustee's security interest in the deposit accounts of the Trust and the Trust's obligation to pay the excess of available cash (as defined in the Indenture) over $10 million to Senior Note holders.


NOTE 2.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE

          The following table summarizes the Trust's mortgage loan portfolio:


                                  December 31, 1993        September 30, 1993
                               -----------------------   ----------------------
                                Number of     Carrying     Number of   Carrying
Type of Underlying Security    Investments     Amount     Investments   Amount
- ---------------------------    -----------    --------    -----------  --------

                                           ($ Amounts in Thousands)


Apartments                          3        $  5,372          3      $  5,391
Residential/Condominium*            9           1,697         10         1,841
Office Buildings                    1           1,086          1         1,135
Industrial Buildings               10          44,072         10        44,086
Research & Development              5          25,946          5        25,942
Retail Buildings                    6          22,729          6        22,738
Hotels/Motels                       1           3,060          1         3,060
                                  ---        --------        ---      --------

Total                              35        $103,962         36      $104,193
                                  ---        --------        ---      --------
                                  ---        --------        ---      --------

_____________

          * Includes 106 mortgage end-loans on 9 projects at December 31, 1993 and 107 mortgage end-loans on 10 projects at September 30, 1993.


          At December 31, 1993, the Trust had undisbursed commitments of $1,195,000, all of which represents additional advances on partially funded mortgage loans.

          As of December 31, 1993, there were no earning loans delinquent (more than 60 days past due) as to principal and/or interest.

          The Trust has had a significant increase in the number of loans being restructured as its borrowers continue to face deteriorating conditions in the real estate market. It is expected that these conditions may continue for an additional period of time requiring the Trust, where appropriate, to continue restructuring loans.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          At December 31, 1993 and 1992, loans totalling $25,107,000 and $36,606,000, respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business for various reasons, such as delays in construction, slower leasing than originally anticipated or delay in obtaining permanent financing.

          At December 31, 1992, earning mortgage loans totalling $61,375,000 had been subject to contractual interest rate modifications due to financial difficulties of the borrower. No interest rate modifications were made on mortgage loans during fiscal 1993 or for the quarter ended December 31, 1993.

          The following table summarizes the Trust's investment in in-substance foreclosures:


                                  December 31, 1993        September 30, 1993
                               -----------------------   ----------------------
                                Number of     Carrying     Number of   Carrying
Type of Property               Investments     Amount     Investments   Amount
- ----------------               -----------    --------    -----------  --------
                                           ($ Amounts in Thousands)


EARNING:
Office Buildings                    2         $12,810          2       $12,831
Industrial Buildings                2          10,616          1         4,901
Retail Buildings                    3          28,397          3        28,238
Apartments                          1           6,687          1         6,689
Research & Development Bldgs.       3          17,099          3        17,048
                                  ---         -------        ---       -------

   Total Earning                   11          75,609         10        69,707
                                  ---         -------        ---       -------

NON-EARNING:
Office Buildings                    1           7,452          1         7,433
Industrial Buildings                2           2,296          3         7,576
Retail Buildings                    -               -          1         2,453
                                  ---         -------        ---       -------

   Total Non-Earning                3           9,748          5        17,462
                                  ---         -------        ---       -------

Total                              14         $85,357         15       $87,169
                                  ---         -------        ---       -------
                                  ---         -------        ---       -------


                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          The following table summarizes the Trust's investment in real estate equities, net of accumulated depreciation of $8,333,000 at December 31, 1993 and $7,800,000 at September 30, 1993:


                                  December 31, 1993        September 30, 1993
                               -----------------------   ----------------------
                                Number of     Carrying     Number of   Carrying
Type of Property               Investments     Amount     Investments   Amount
- ----------------               -----------    --------    -----------  --------
                                           ($ Amounts in Thousands)


Office Buildings                    4         $26,468          4       $26,504
Industrial Buildings                1           6,580          1         6,626
Retail Buildings                    1          24,074          1        24,083
                                  ---         -------        ---       -------

Total                               6         $57,122          6       $57,213
                                  ---         -------        ---       -------
                                  ---         -------        ---       -------




          The Trust reviews real estate equities (held for long-term investment) for permanent impairment. For the year ended September 30, 1993, the Trust charged off $2.4 million against the allowance for losses on one of its office building investments due to permanent impairment. There were no charge-offs due to permanent impairment for the quarter ended December 31, 1993.

          The following table summarizes the Trust's investment in properties acquired through foreclosure and held for sale, net of accumulated depreciation of $6,080,000 at December 31, 1993 and $6,143,000 at September 30, 1993:



                                  December 31, 1993        September 30, 1993
                               -----------------------   ----------------------
                                Number of     Carrying     Number of   Carrying
Type of Property               Investments     Amount     Investments   Amount
- ----------------               -----------    --------    -----------  --------
                                           ($ Amounts in Thousands)


EARNING
Apartments                          3         $17,812          4       $18,631
Office Buildings                    5          13,182          5        11,283
Industrial Buildings                6          25,682          5        18,399
Retail Buildings                    1           1,420          1         1,394
Research & Development Bldgs.       1           2,883          1         2,879
                                  ---         -------        ---       -------

Total Earning                      16          60,979         16        52,586
                                  ---         -------        ---       -------


NON-EARNING
Office Buildings                    2           5,668          3         7,563
Industrial Buildings                4          13,261          5        15,796
Retail Buildings                    1           3,637          3        12,775
                                  ---         -------        ---       -------

Total Non-Earning                   7          22,566         11        36,134
                                  ---         -------        ---       -------

Total                              23         $83,545         27       $88,720
                                  ---         -------        ---       -------
                                  ---         -------        ---       -------


                            MORTGAGE AND REALTY TRUST                  FORM 10Q

NOTE 3.   ALLOWANCE FOR LOSSES

          The changes in the allowance for losses for the three months ended December 31, 1993 and 1992 were as follows:



                                                12/31/93         12/31/92
                                                --------         --------
                                                  (Amounts in Thousands)


Balance at beginning of period                  $11,808        $19,353
    Provisions charged to expense                     -          3,000
                                                -------        -------

                                                 11,808         22,353
    Less charges against allowance                  215          6,680
                                                -------        -------

Balance at end of period                        $11,593        $15,673
                                                -------        -------
                                                -------        -------


          Approximately $6,195,000 and $1,697,000 of the allowance at December 31, 1993 and 1992, respectively, are applicable to properties acquired through foreclosure and held for sale.


NOTE 4.   SENIOR NOTES

          SENIOR SECURED NOTES - The lack of liquidity in the commercial real estate markets continued during the quarter ended December 31, 1993. Although the Trust was able to meet the required principal payment at December 31, 1992, reducing the principal balance of the Senior Notes to $290 million, it did not have sufficient funds to meet the $20 million required principal payment due June 30, 1993 or the $33.8 million required principal payment due December 31, 1993. The Trust also did not make the $6.6 million interest payment due December 31, 1993. The average borrowing rates for the quarters ended December 31, 1993 and 1992, respectively, were 9.87% and 8.54%. At December 31, 1993, the average 9.87% interest rate on the Senior Notes was composed of interest at 9.25% on $200 million of Senior Notes (including default interest at 1%) and 11.25% on $90 million of deferred amounts of Senior Notes (including default interest at 1%). The entire unamortized cost of restructuring of the Senior Notes was charged off during fiscal 1993 as a result of the monetary default. The Trust expensed $3.4 million in fiscal 1993, of which $2.4 million related to the acceleration of costs due to the June 1993 monetary default.
          Prior to the default, these costs were being amortized using the interest method over the term of the debt.

          In addition, based on financial results at December 31, 1993 the Trust was in violation of certain financial covenants in its indenture relating to the ratio of outstanding securities to the Trust's capital base and the ratio of earning assets to outstanding securities. Failure to satisfy these covenants constitute additional events of default under the Indenture. In addition, at December 31, 1993, the Trust's non-performing assets (as defined in the Indenture) exceeded the limits prescribed in the Indenture. In addition to constituting an event of default, the Trust is obligated under the Indenture to pay to the holders of Senior Notes a penalty equal to 1.5% of such excess of non-performing assets, or a payment of approximately $183,000 - See Item 3, "Defaults Upon Senior Securities" for additional

                            MORTGAGE AND REALTY TRUST                  FORM 10Q
          information regarding events of default. Payment of the Senior Notes is secured by liens against all real and personal properties of the Trust as required by the 1991 Plan and the Indenture.

          LOAN ON EQUITY INVESTMENT - In November 1991, the Trust acquired full ownership of a retail center in which it had a partnership interest. The Trust has a construction borrowing commitment of $18.7 million of which $17.6 million was outstanding at December 31, 1993. The contractual interest rate on this loan is 7-1/2% (Prime + 1-1/2%, floor of 9%) at December 31, 1993, and the loan matures in April 1994.


NOTE 5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS 107 requires disclosure of fair value information about financial instruments, both assets and liabilities and whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust. The carrying value of cash and cash equivalents approximates their fair value because of the liquidity and short-term maturities of these instruments. The fair value of mortgage loans is estimated by discounting cash flows at what is considered a market interest rate for loans with similar terms to borrowers of similar credit quality.

          The fair value of the Senior Notes at December 31, 1993 is based on a significant trade which occurred in August 1993 and for which the Trust obtained pricing information. The secondary market for this debt has a limited number of participants which may result in significant volatility in this debt.

          Loan on equity investment is a variable rate loan that reprices frequently, thus fair value is based on the carrying amount of the loan.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          The estimated fair values of the Trust's financial instruments at December 31, 1993 are as follows:


                                                        Carrying
                                                         Amount       Fair Value
                                                        --------      ----------
                                                         (Amounts in Thousands)


FINANCIAL ASSETS:
   Cash and cash equivalents                         $   20,661     $   20,661
   Mortgage loans and long-term receivable (net of
     allowance for possible losses)                     103,962        103,513

FINANCIAL LIABILITIES:
   Senior Notes                                        (290,000)      (216,100)
   Loan on equity investment                            (17,578)       (17,578)
   Off-balance sheet financial instruments:
      Unfunded loan commitments                               -         (1,195)


NOTE 6.   SHARE OPTION PLAN

          As of December 31, 1993, options to purchase 426,000 Common Shares were outstanding under the 1984 Share Option Plan. The exercise price per share varies from $2.50 to $14.50. Options granted, other than those granted in fiscal 1991, expire five years from the date of grant and may be exercised at any time six months after the date of grant, subject to the limitation that the aggregate fair market value (determined as of the time the Option is granted) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. Options granted during fiscal 1991, pursuant to the Employee Retention Plan described in Note 7, expire five years from the date of grant but do not vest until three years from the date of grant. Options to purchase 26,500 Common Shares at a price from $2.50 to $14.50 terminated during the three months ended December 31, 1993.

          In addition to cash, Options may be exercised by exchanging the Trust's Common Shares valued at the market price on the date of exercise of the Options. During the three months ended December 31, 1993, no Options were exercised.


NOTE 7.   EMPLOYEE RETENTION PLAN

          The Trust established an Employee Retention Plan, to be administered by the Compensation and Nominating Committee (the "Committee"), in order to assure the continuity and performance of employees of the Trust. The Plan contains four categories of benefits: an incentive program, stock options, termination pay and a retention bonus. The Committee established an incentive program for calendar year 1991. The incentive pool was calculated based on the reduction of the Trust's outstanding debt (the Senior Notes). On January 3, 1992, the principal balance of the Senior Notes was reduced to

                            MORTGAGE AND REALTY TRUST                  FORM 10Q

          $329 million resulting in an incentive bonus pool of $160,000. On September 16, 1992, the Committee approved a continuation of the incentive program for 1992 based on a similar formula for reducing the principal balance of the Senior Notes. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million resulting in an incentive bonus pool of $125,000.

          During the quarter ended December 31, 1993, the Committee approved the payment of a discretionary bonus totalling $123,000 for certain officers of the Trust.

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


NOTE 8.   ISSUANCE OF SHARES

          Effective April 1, 1992, the Trust terminated its Dividend Reinvestment and Share Purchase Plan.

          The Trust is authorized to issue up to 3,500,000 Preferred Shares on terms to be established by the Trustees. No preferred shares have been issued to date.

          See also Note 9, "Litigation."


NOTE 9.   LITIGATION

          The consolidated class and derivative actions pending in the United States District Court for the Eastern District of Pennsylvania filed in March 1990 against certain of the Trust's present and former Trustees and officers and the Class 5 claims against the Trust remaining in the Chapter 11 proceeding in the United States Bankruptcy Court for the Central District of California were settled effective September 17, 1993. The class actions and claims alleged violation of
          Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and negligent misrepresentation under the common

                            MORTGAGE AND REALTY TRUST                  FORM 10Q
          law by reason of misleading statements in the Trust's reports filed with the SEC and other information disseminated to the public. The derivative action alleged mismanagement on the part of the Trustees which resulted in the bankruptcy.

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

                            MORTGAGE AND REALTY TRUST                  FORM 10-Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES - A Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "1991 Plan") was confirmed at a hearing held in the Bankruptcy Court in Los Angeles, California, on February 21, 1991, and an order was entered February 27, 1991, confirming the 1991 Plan. As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 and the debt was restructured in July 1992 with the unanimous consent of the creditors. The debt is now governed by an indenture (the "Indenture") dated as of July 15, 1992 between the Trust and Wilmington Trust Company (the "Indenture Trustee") and the debt is denominated as the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes"). At December 31, 1992, debt outstanding (composed of the Senior Notes) was reduced to $290 million, the maximum debt level permitted under the Indenture on that date.

Due to continued lack of liquidity in the real estate marketplace, the Trust did not have sufficient funds to meets its $20 million required principal payment due June 30, 1993. The Trust did, however, pay all of the interest and fees due through September 30, 1993 on its outstanding debt. The Trust's failure to make the June 30 principal payment constituted an event of default under the Indenture. The deterioration of the real estate markets also precluded the Trust from being able to meet certain ratios set forth in the financial covenants of the Indenture effective March 31, June 30, September 30, and December 31, 1993, constituting additional events of default. Certain of these covenants were previously amended in or prior to the Trust's consensual restructuring of its debt in July 1992.

The Trust timely paid the June 30 and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals) and $6.6 million in interest was due on December 31, 1993. The Trust did not make those required payments. Because the Trust did not make otherwise required payments on June 30 and December 31, 1993, at the end of the first quarter of 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture). Assuming no other payment defaults, the Trust would have been obligated to pay the excess of such available cash over $10 million to Senior Note holders as an additional principal payment. Pursuant to the agreement in principle with certain of the principal holders of Senior Notes reached in August 1993, the Trust agreed to pay on September 30, 1993 the interest payment due September 30, 1993 and certain restructuring fees due December 31, 1993, but not to pay the interest or principal due December 31, 1993. However, because of the substantial trading in the Senior Notes and the inability of the Trust to obtain satisfactory indications of support for the August 1993 agreement in principle from any holders of Senior Notes, any action by the Trust to implement the Trust's original agreed restructuring has been postponed and it presently appears unlikely that the terms of the August 1993 agreement in principle will be implemented.

In October 1993, certain investing holders involved in the trading of Senior Notes commenced their due diligence review of the Trust, which included financial and other information provided by the Trust. At the request of the investing holders, the Trust agreed to pay certain fees and expenses of a financial advisor to the investing holders. In or about November 1993, the investing holders retained a financial advisor who immediately commenced its analysis of the financial condition and operations of the Trust and the proposed agreement in principle. In December 1993 as the investing holders' initial due diligence review was being finalized, the investing holders, members of the Trust's official creditors' committee, management and the respective advisors recommenced substantive negotiations for a restructuring of the Senior Notes.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Consistent with the ongoing negotiations with the principal holders of the Senior Notes, the Trust did not pay the interest or principal due at December 31, 1993, constituting additional events of default under the Senior Note Indenture. The Trust forecasts that it will have continuing difficulty meeting its obligations under the Senior Note Indenture without a substantial restructuring of such debt. See Note 1 of the Notes to Financial Statements and
Item 3, "Defaults Upon Senior Securities" for information regarding additional events of default under the Indenture and the enforcement action taken to date in respect thereof.

Management is continuing discussions with the representatives of the creditors to explore various alternatives for restructuring the Senior Notes. The Trust's present intention is to reach a consensual restructuring agreement. If such an agreement cannot be reached with the Senior Note holders, or if the holders of the Secured Notes or the Indenture Trustee or the Collateral Agents take action or fail to cooperate with the Trust in such a manner that the business or operations of the Trust are jeopardized, the Trust will have to consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. The holders of more than 66-2/3% of the Trust's debt securities had agreed with the Trust to temporarily forebear further creditor action on the defaults for a period that expired on December 3, 1993. At the present time, it appears unlikely that a further extension of the standstill will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993, the Indenture Trustee
(and the Collateral Agents) notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a continued or extended Standstill Period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee and Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. There can be no assurance that the Indenture Trustee will not take further remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code. The Trust intends, therefore, to continue to operate its business and to seek Senior Note holder consent as such consent is required. Although the Trust believes that such consents, if requested, would be in the best interest of the Trust, it's shareholders and the Senior Note holders, there can be no assurance that the Trust will obtain sufficient consents as they are required. If it becomes impossible for the Trust to continue operations under such circumstances, it may be necessary for the Trust to explore other alternatives, including seeking relief under Chapter 11.

At December 31, 1993, the Trust had cash and cash equivalents of $20.7 million. Included in cash and cash equivalents are $1.3 million of restricted cash which represents the funding of the employee retention plan and $1.6 million related to borrowers' deposits. The Trust's unfunded loan commitments totalled $1.2 million at December 31, 1993. Under the 1991 Plan and the Indenture, the Trust has been permitted to fund its existing contractual obligations, but may not make new investments.

                            MORTGAGE AND REALTY TRUST                  FORM 10Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1993 VS. QUARTER ENDED DECEMBER 31, 1992 - Net loss for the quarter ended December 31, 1993 was $(4,656,000) or $(.41) per share compared to a net loss of $(5,497,000) or $(.50) per share for the quarter ended December 31, 1992. The quarter ended December 31, 1992 included a provision for losses of $3,000,000 or $.27 per share compared to no provision for the quarter ended December 31, 1993.

Interest and fee income on mortgage loans decreased $930,000 to $3,998,000 for the current quarter from $4,928,000 for the quarter ended December 31, 1992. The decrease was due primarily to a reduction in earning mortgage loans.

Rental income increased $190,000 to $4,733,000 in the quarter ended December 31, 1993 from $4,543,000 for the quarter ended December 31, 1992. The increase in rental income primarily results from growth of operations of investments in real estate equities and properties acquired through foreclosure and held for sale.

Interest expense increased $960,000 to $7,799,000 in the current quarter from $6,839,000 for the quarter ended December 31, 1992. This was due primarily to an increase in the average borrowing rate from 8.54% for the quarter ended December 31, 1992 to 9.87% for the quarter ended December 31, 1993. Offsetting this increase was a decrease in average borrowings from $302.5 million for the quarter ended December 31, 1992 to $290 million for the quarter ended December 31, 1993.

Operating expenses of rental properties and depreciation and amortization charges increased $69,000 to $3,781,000 for the quarter ended December 31, 1993 from $3,712,000 for the quarter ended December 31, 1992, primarily as a result of the growth of operations of investment in real estate properties owned.

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1993 VS. QUARTER ENDED SEPTEMBER 30, 1993 - Net loss for the quarter ended December 31, 1993 was $(4,656,000) or $(.41) per share compared to a net loss of $(23,327,000) or $(2.10) per share for the quarter ended September 30, 1993. The quarter ended September 30, 1993 included a provision for losses of $15,000,000 or $1.34 per share compared to no provision for the quarter ended December 31, 1993.

Interest and fee income on mortgage loans decreased $305,000 to $3,998,000 for the quarter ended December 31, 1993 from $4,303,000 for the quarter ended September 30, 1993. The decrease was due primarily to a reduction in earning mortgage loans which totalled $94 million at December 31, 1993 compared to $99 million at September 30, 1993.

Rental income increased $366,000 to $4,733,000 in the quarter ended December 31, 1993 from $4,367,000 for the quarter ended September 30, 1993. The increase was due primarily to the continuing operating growth of operations of investments in real estate equities and properties acquired through foreclosure and held for sale.

Interest expense decreased $285,000 to $7,616,000 in the current quarter from $7,901,000 for the quarter ended September 30, 1993. This was due primarily to the charge off of the remainder of the unamortized cost of restructuring of the Senior Notes during the quarter ended September 30, 1993.

NON-EARNING LOANS AND INVESTMENTS - At December 31, 1993, the Trust's non-earning loans, non-earning in-substance foreclosures and non-earning properties acquired through foreclosure

                            MORTGAGE AND REALTY TRUST                  FORM 10Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and held for sale were $41,822,000, representing 12.31% of invested assets compared to $58,804,000 (16.94%) at September 30, 1993 and $30,278,000 (7.54%)
at December 31, 1992.

                            MORTGAGE AND REALTY TRUST                  FORM 10-Q

                                     PART II



Item 3 -  DEFAULTS UPON SENIOR SECURITIES

          The Trust did not make its $33.75 million required principal payment due December 31, 1993 on the Senior Notes. Also, payment of $6.6 million in interest due December 31, 1993 on the Senior Notes was not made.

          In addition, based on financial results at December 31, 1993 the Trust was in violation of certain financial covenants in the Indenture relating to the ratio of outstanding securities to the Trust's capital base and the ratio of earning assets to outstanding securities. Under the financial covenants of the Indenture, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 358% at December 31, 1993 and a ratio of earning assets to outstanding securities of 116% at December 31, 1993. Failure to satisfy these covenants constitute additional events of default under the Indenture. In addition, at December 31, 1993, the Trust's non-performing assets (as defined in the Indenture) exceeded the limits prescribed in the Indenture. In addition to constituting an event of default, the Trust is obligated under the Indenture to pay to the holders of Senior Notes a penalty equal to 1.5% of the excess of non-performing assets, or a payment of approximately $183,000. There are also outstanding certain other events of default under the Indenture. See Note 1 of the Notes to the Financial Statements for additional information relating to such defaults.

          Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66-2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears unlikely that any further extensions of the Standstill Period will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993, the Indenture Trustee (and the Collateral Agents) notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a continued or extended Standstill Period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee and Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. There can be no assurance that the Indenture Trustee will not terminate the understanding or take further remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee and the Collateral Agents to consent to necessary use of cash or releases

                            MORTGAGE AND REALTY TRUST                  FORM 10-Q
          of collateral in the conduct of the Trust's business would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code.



Item 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 26.


          (B)  REPORTS ON FORM 8-K

               On October 11, 1993, November 29, 1993 and December 17, 1993, the Trust filed reports on Form 8-K dated October 5, 1993, November 19, 1993 and December 7, 1993, respectively, reporting information under Item 5 - Other Events.

                            MORTGAGE AND REALTY TRUST                  FORM 10-Q


                                   SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MORTGAGE AND REALTY TRUST


                                        By /s/ Victor H. Schlesinger
                                           -------------------------
                                             Victor H. Schlesinger
                                             Chairman



                                        By /s/ Daniel F. Hennessey
                                           -------------------------
                                             Daniel F. Hennessey
                                             Treasurer







DATE:   February 11, 1994

                           MORTGAGE AND REALTY TRUST                  FORM 10-Q


                                INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------


  11*          Schedule of Net Income (Loss) Per Share - Assuming Full Dilution


- ----------------
  * Exhibit filed with this Form 10-Q.