Form 10-Q
period 1994-06-30
MORTGAGE & REALTY TRUST
filed 1994-08-12
CIK 79259

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1994

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

Number of Common Shares Outstanding at June 30, 1994:

                                  11,226,215

                            MORTGAGE AND REALTY TRUST

                          INDEX OF FINANCIAL INFORMATION


PART I

           1. Unaudited Financial Statements for the periods ended June 30, 1994 and 1993 include the following:

                      Balance Sheet at June 30, 1994 and
                      September 30, 1993

                      Statement of Operations for the periods ended June 30, 1994 and 1993

                      Statement of Cash Flows for the nine months ended June 30, 1994 and 1993

                      Statement of Shareholders' Equity for the nine months ended June 30, 1994

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

           6.    Exhibits and Reports on Form 8-K

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

Item 1.      Financial Statements:

- - --------------------------------------------------------------------------------
BALANCE SHEET
- - --------------------------------------------------------------------------------


                                                   June 30,           September 30,
                                                     1994                1993
                                                  ------------        -------------
                                                   (Unaudited)


ASSETS:
Mortgage loans and investments:
  Construction loans                             $          -         $  5,203,000
  Standing loans                                   61,762,000           76,871,000
  Long-term amortizing loans                        4,058,000            4,731,000
  Participating loans and investments               4,596,000           12,180,000
  Non-earning mortgage loans                                -            5,208,000
                                                 ------------         ------------
                                                   70,416,000          104,193,000
                                                 ------------         ------------
Secured notes receivable                              671,000              400,000
In-substance foreclosures:
  Earning                                          67,112,000           69,707,000
  Non-earning                                       5,200,000           17,462,000
Real estate:
  Investment in real estate equities               56,941,000           57,213,000
  Properties acquired through foreclosure and
    held for sale:
      Earning                                      64,547,000           52,586,000
      Non-earning                                  35,339,000           36,134,000
  Investment in partnerships                        9,590,000            9,831,000
                                                 ------------         ------------
                                                  309,816,000          347,526,000
         Less allowance for losses                (11,563,000)         (11,808,000)
                                                 ------------         ------------
                                                  298,253,000          335,718,000
Cash and cash equivalents                          56,460,000           11,451,000
Interest receivable and other assets                7,929,000            6,705,000
                                                 ------------         ------------
                                                 $362,642,000         $353,874,000
                                                 ============         ============
LIABILITIES:
Senior secured notes                             $290,000,000         $290,000,000
Loan on equity investment                          17,593,000           17,572,000
Accounts payable and accrued expenses               4,088,000            4,267,000
Interest payable                                   23,891,000              412,000
                                                 ------------         ------------
                                                  335,572,000          312,251,000
                                                 ------------         ------------
SHAREHOLDERS' EQUITY:
Preferred shares, $1 par value:  3,500,000
  shares authorized, none issued                            -                    -
Common shares, $1 par value:  20,000,000 shares
  authorized, 11,226,000 shares issued and
  outstanding                                      11,226,000           11,226,000
Additional paid-in capital                        182,375,000          182,375,000
Accumulated deficit                              (166,531,000)        (151,978,000)
                                                 ------------         ------------
      Total shareholders' equity                   27,070,000           41,623,000
                                                 ------------         ------------

                                                 $362,642,000         $353,874,000
                                                 ============         ============


                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- - --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Periods Ended June 30, (Unaudited)
- - --------------------------------------------------------------------------------


                                              Quarter Ended             Nine Months Ended
                                        -------------------------   --------------------------
                                          6/30/94       6/30/93       6/30/94        6/30/93
                                        -----------   -----------   -----------   ------------


Income:
   Interest and fee income on mortgage
     loans                              $ 3,719,000  $  4,884,000   $11,377,000   $ 14,694,000
   Additional interest and fee income
     on participating mortgage loans          8,000         4,000        16,000         13,000
   Rental income                          5,404,000     4,711,000    14,722,000     14,601,000
   Interest on short-term investments       357,000        33,000       591,000        151,000
   Other                                     28,000        11,000        76,000         52,000
                                        -----------  ------------   -----------   ------------
                                          9,516,000     9,643,000    26,782,000     29,511,000
                                        -----------  ------------   -----------   ------------

EXPENSES:
   Interest                               8,361,000     6,919,000    23,823,000     20,609,000
   Expenses of rental properties:
      Depreciation and amortization       1,533,000     1,387,000     4,366,000      4,056,000
      Operating                           2,665,000     2,540,000     7,399,000      7,790,000
   Other operating expenses               1,111,000     1,325,000     3,739,000      4,021,000
   Provision for losses on mortgage
     loans and related investments                -    14,000,000             -     22,000,000
                                        -----------  ------------   -----------   ------------
                                         13,670,000    26,171,000    39,327,000     58,476,000
                                        -----------  ------------   -----------   ------------
Loss before reorganization items         (4,154,000)  (16,528,000)  (12,545,000)   (28,965,000)
Reorganization items:
   Professional fees                       (591,000)     (950,000)   (2,008,000)    (1,677,000)
                                        -----------  ------------   -----------   ------------

Net loss                                $(4,745,000) $(17,478,000) $(14,553,000)  $(30,642,000)
                                        ===========  ============   ===========   ============

PER SHARE:
   Net loss                                $(.43)       $(1.58)       $(1.30)        $(2.77)
                                           =====        ======        ======         ======

Weighted average number of common
  shares outstanding                     11,226,000    11,076,000    11,226,000     11,076,000



                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- - --------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Nine Months Ended June 30, (Unaudited)
- - --------------------------------------------------------------------------------


                                                                1994                1993
                                                            ------------        ------------


Cash flows from operating activities:
  Net loss                                                  $(14,553,000)       $(30,642,000)
                                                            ------------        ------------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation on real estate                                4,366,000           4,056,000
    Provision for losses                                               -          22,000,000
    Increase (decrease) in payables & accrued expenses        23,300,000            (442,000)
    Increase in receivables and other assets                  (1,224,000)           (270,000)
    Net change in interest reserves, deferred income            (632,000)           (277,000)
    Recoveries of charge offs to allowance for losses          1,019,000                   -
    Other                                                         11,000                   -
                                                            ------------        ------------
  Total adjustments                                           26,840,000          25,067,000
                                                            ------------        ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           12,287,000          (5,575,000)
                                                            ------------        ------------

Cash flows from investing activities:
  Investments in real estate:
    Properties acquired through foreclosure                   (3,662,000)         (3,774,000)
    In-substance foreclosures                                 (1,222,000)           (743,000)
    Real estate equities                                      (1,344,000)         (1,654,000)
    Partnerships                                                       -          (2,035,000)
    Advances on mortgage loans                                         -            (531,000)
  Principal repayments on mortgage loans                      24,428,000          17,909,000
  Sale of foreclosed property                                  6,464,000           9,255,000
  Repayment of in-substance foreclosure                        7,929,000             350,000
  Repayment on secured note receivable                           129,000                   -
                                                            ------------        ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           32,722,000          18,777,000
                                                            ------------        ------------
Cash flows from financing activities:
  Payment of Senior Secured Notes                                      -         (22,000,000)
                                                            ------------        ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    -         (22,000,000)
                                                            ------------        ------------
Net increase (decrease) in cash and cash equivalents          45,009,000          (8,798,000)
Cash and cash equivalents at beginning of period              11,451,000          12,453,000
                                                            ------------        ------------

Cash and cash equivalents at end of period                   $56,460,000        $  3,655,000
                                                            ============        ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND
 FINANCING ACTIVITIES:

  Charge offs to allowance for losses, net of recoveries    $    245,000        $ 22,519,000
                                                            ============        ============
  Transfer of mortgage loans to investment
    in partnerships                                         $          -        $  5,605,000
                                                            ============        ============
  Transfer of mortgage loans to real estate, in-
    substance foreclosures & secured notes receivable       $ 10,321,000        $ 36,982,000
                                                            ============        ============

  Transfer of in-substance foreclosures to real estate      $ 13,109,000        $          -
                                                            ============        ============
  Transfer of real estate to mortgage loans                 $    750,000        $    348,000
                                                            ============        ============


                                   See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- - --------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months Ended June 30, 1994 (Unaudited)
- - --------------------------------------------------------------------------------


                                                 Additional                        Total
                            Common Shares          Paid-In      Accumulated    Shareholders'
                          Shares      Amount       Capital        Deficit         Equity
                        -------------------------------------------------------------------


Balance, beginning of
   period               11,226,000  $11,226,000  $182,375,000  $(151,978,000)  $ 41,623,000

Net loss                                                         (14,553,000)   (14,553,000)
                        ----------  -----------  ------------  -------------   ------------


Balance, end of
   period               11,226,000  $11,226,000  $182,375,000  $(166,531,000)  $ 27,070,000
                        ==========  ===========  ============  =============   ============


                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF FINANCIAL STATEMENT PRESENTATION AND PLAN OF REORGANIZATION - On April 12, 1990, Mortgage and Realty Trust (the "Trust") filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On February 27, 1991, the United States Bankruptcy Court for the Central District of California entered an order confirming the Trust's Plan of Reorganization (the "1991 Plan"). As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 on its outstanding debt and the debt was restructured in July 1992 (the "1992 Restructuring") with the unanimous consent of the Trust's creditors. The debt is now governed by an indenture, as amended, (the "Indenture") dated as of July 15, 1992 between the Trust and Wilmington Trust Company (the "Indenture Trustee") and the debt is denominated as the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes"). Pursuant to the 1992 Restructuring, the Trust entered into the Indenture governing the Senior Notes with the Indenture Trustee, and entered into a second amendment to the Trust's outstanding collateral and security agreement dated as of February 21, 1991 with the Indenture Trustee and William J. Wade (the "Collateral Agents") as collateral agents (as amended, the "Collateral
          Agreement") and amended the 1991 Plan.

          The Senior Notes are secured by all properties and interests in properties of the Trust. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million, the maximum debt level permitted under the Indenture at that date, and remains at that amount at June 30, 1994.

          Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, and September 30, 1993, 358% at December 31, 1993 and March 31, 1994, and 313% at June 30, 1994, and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 113% at June 30, and September 30, 1993, 116% at December 31, 1993 and March 31, 1994 and 117% at June 30, 1994. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. On May 26, 1993, the Trust received from the holders of more than 66-2/3% of principal amount of Senior Notes a waiver relating to the March 31, 1993 default. The Trust did not seek or obtain waivers for any of the other defaults.

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

          Due to continued lack of liquidity in the real estate marketplace, the Trust did not have sufficient funds to meet its $20 million required principal payment due June 30, 1993 (taking into account permitted deferrals). However, the Trust timely paid the June 30, and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals)

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          and $6.6 million in interest was due on December 31, 1993; another $6.4 million in interest was due on March 31, 1994; and an additional $30 million in principal (taking into account permitted deferrals) and $7.2 million in interest was due on June 30, 1994. Because the Trust did not make otherwise required payments on June 30 1993, December 31, 1993, March 31, 1994 and June 30, 1994, at the end of the first quarter of fiscal 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture), at the end of the second quarter of 1994 (ending March 31,
          1994) the Trust held approximately $32.8 million in available cash, and at the end of the third quarter of 1994 (ending June 30, 1994) the Trust held approximately $53.2 million in available cash. Assuming no other payment defaults, the Trust would have been obligated to pay on December 31, 1993, March 31, 1994 and June 30, 1994 the excess of such available cash over $10 million to Senior Note holders as additional principal payments.

          Pursuant to the agreement in principle with certain of the principal holders of Senior Notes providing for a restructuring of the Senior Notes reached in August 1993, the Trust agreed to pay on September 30, 1993 the interest payment due September 30, 1993 and certain restructuring fees due December 31, 1993, but not to pay the interest or principal due December 31, 1993. However, commencing at about the time of the August 1993 agreement in principle, certain of the Senior Notes began to trade. Interest in the trading of Senior Notes increased after announcement of the terms of the proposed restructuring and, by December 1993, in excess of 50% of the principal amount of the Senior Notes had traded. Because of the substantial trading in the Senior Notes and the inability of the Trust to obtain satisfactory indications of support for the August 1993 agreement in principle from any holders of Senior Notes, any action by the Trust to implement the Trust's original agreed restructuring has been suspended and it appears highly unlikely that the terms of the August 1993 agreement in principle will be implemented. The agreement not to pay the December 1993 interest and principal was similarly non-binding and the Trust considers it no longer effective.

          Included in the Senior Notes initially traded were all of the Senior Notes held by two of the five members of the official creditors' committee who had negotiated the August 1993 agreement in principle. In or about October 1993, four of the holders who had acquired Senior Notes and who then held a significant amount of Senior Notes signed confidentiality letters with the Trust and requested to be named to the official creditors' committee and receive financial and operating information relating to the Trust. The three then-remaining members of the official creditors' committee did not grant committee membership to the holders but acquiesced in the Trust's delivery of confidential information to the investing holders. Subsequently, another member of the official creditors' committee sold all of its Senior Notes, part to a member of the official creditors' committee and the balance to other persons. That sale left the official creditors' committee with two members, one of whom held, as a result of secondary claims purchases, at December 31, 1993, March 31, 1994 and June 30, 1994 in excess of 33-1/3% of the Senior Notes.

          In October 1993, the investing holders commenced their due diligence review of the Trust, which included financial and other information provided by the Trust. At the request of the investing holders, the Trust agreed to pay certain fees and expenses of a financial advisor to the investing holders. In or about November 1993, the investing

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          holders retained a financial advisor which immediately commenced its analysis of the financial condition and operations of the Trust and the proposed agreement in principle. As discussed below, the investing holders later retained counsel and a second financial advisor in connection with the restructuring negotiation. The Trust has agreed to pay the fees and expenses of such counsel and financial advisor.

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

          Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66-2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears unlikely that any further extensions of the Standstill Period will be granted. The Trust does not presently anticipate seeking a new standstill agreement, but may do so in the future if management determines that circumstances warrant. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993 the Indenture Trustee (and the Collateral Agents) notified the Trust's bank at the time, of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a new or extended standstill period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee and Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. In May 1994, the Trust received formal notice from the bank which held the Trust's operating accounts that the bank would close all of the Trust's operating accounts with the bank on May 31, 1994. On or about May 25, 1994, the Trust established new operating accounts at Wilmington Trust Company and transferred all of its bank balances to such accounts. Concurrently, the Trust and the Indenture Trustee entered into a First Supplemental Indenture, dated as of May 25, 1994, amending the Indenture to provide for the new accounts. The Trust also entered into a Deposit Account Security Agreement relating to such accounts and supplemented the February operating arrangement

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          with the Indenture Trustee and the Collateral Agents to provided for the new accounts. Although the Trust has entered into the First Supplemental Indenture and amended its operating arrangement with the Indenture Trustee and the Collateral Agents, there can be no assurance that the Indenture Trustee or Collateral Agents will not terminate the amended cash use arrangement or take further or other remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee and the Collateral Agents to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business, would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code.

          Throughout the second and third quarters of fiscal 1994, the Trust's management and advisors continued discussions with the principal holders of the Senior Notes and their representatives to explore various alternatives for restructuring the Senior Notes. In March 1994, the investing holders requested the Trust to agree to pay certain fees and expenses of legal counsel to the investing holders. The Trust agreed, and in March 1994, the investing holders retained counsel to advise them in the Trust's financial restructuring. Thereafter, in June 1994, the investing holders requested the Trust to pay certain fees and expenses of a new financial advisor to the investing holders. The Trust agreed, and in June 1994 the investing holders retained a new financial advisor. The negotiations among the Trust, the various creditor constituencies and other interested parties in the Trust's financial restructuring are continuing into the fourth quarter of fiscal 1994. If agreement on such a restructuring cannot be reached, or if the holders of Secured Notes or the Indenture Trustee take action or fail to cooperate with the Trust in such a manner that the business or operations of the Trust are jeopardized, the Trust will consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code.
          The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to a company on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. These financial statements include adjustments and reclassifications that have been made to reflect the indebtedness as extended under the 1991 Plan and the Senior Note Indenture. The conditions noted above raise substantial doubt about the Trust's ability to continue as a going concern. These financial statements do not include any adjustments that would be required should the Trust be unable to continue as a going concern. These financial statements also do not include any adjustments that could be required as a result of the restructuring process. The Trust anticipates that any adjustments that would be occasioned in the restructuring process by its financial distress, by any inability of the Trust to continue as a going concern or by any inability of the Trust to achieve a consensual restructuring would be material and adverse.

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

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          INCOME TAXES - The Trust is a real estate investment trust that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements. For the fiscal year ended September 30, 1993 and the nine months ended June 30, 1994, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were primarily temporary differences related to the recognition of bad debt deductions and accounting for reorganization costs. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods.

          The Trust incurred net operating losses of $38 million, $31 million and $12 million for tax purposes in fiscal 1993, 1992 and 1991, respectively. These net operating losses will be available for fifteen years as a loss carryforward to future years' taxable income. The Trust's goal is to preserve its net operating losses, but the transfer of more than 50% of the ownership of the Trust to its creditors in a reorganization (as was provided in the August 1993 agreement in principle and as is likely in any alternate restructuring) will limit the future use of its net operating losses under Internal Revenue Code Section 382.

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

          ALLOWANCE FOR LOSSES - The allowance for losses on mortgage loans and related investments is determined in accordance with the AICPA Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2, as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. The cost of capital was computed at 9.25% at June 30, 1994

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          and 9.0% at September 30, 1993. Additional provisions for losses on mortgage loans and related investments may be necessary if the deterioration in real estate markets continues, or there is a significant increase in the Trust's cost of capital. See also Note 1, "Significant Accounting Policies - Basis of Financial Statement Presentation and Plan of Reorganization". Further adjustments may also be necessary as a result of the restructuring negotiations. The Trust anticipates that any adjustments that would be occasioned in the restructuring process by its financial distress, by any inability of the Trust to continue as a going concern or by any inability of the Trust to achieve a consensual restructuring would be material and adverse.

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

          IN-SUBSTANCE FORECLOSURE - A loan is considered an in-substance fore-closure if: (1) the debtor has little or no equity considering the fair value of the collateral, (2) proceeds for repayment can be expected to come only from operation or sale of the collateral, and
          (3) the debtor has either formally or effectively abandoned control of the collateral. Loans meeting the criteria for in-substance foreclosure are reclassified and recorded at the lower of cost or fair value of the collateral, which establishes a new cost basis in the same manner as a legal foreclosure.

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

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include short-term investments (high grade commercial paper carried at cost of $54.8 million at June 30, 1994) maturing from 1 to 42 days.

          Included in cash and cash equivalents is $1.4 million of restricted cash which represents the funding of the employee retention plan (see
          Note 6) and $1.9 million related to borrowers' deposits included in short-term investments. See Note 1, "Significant Accounting Policies

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          - Basis of Financial Statement Presentation and Plan of Reorganization" and Item 3, "Defaults Upon Senior Securities" for additional information regarding the establishment of new operating accounts for the Trust, the enforcement of the Indenture Trustee's security interest in the old deposit accounts of the Trust and the Trust's obligation quarterly to pay the excess of available cash (as defined in the Indenture) over $10 million to Senior Note holders.

NOTE 2.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE

          The following table summarizes the Trust's mortgage loan portfolio:


                                   June 30, 1994         September 30, 1993
                              ----------------------   ----------------------
                               Number of    Carrying    Number of    Carrying
Type of Underlying Security   Investments    Amount    Investments    Amount
- - ---------------------------   -----------   --------   -----------   --------
                                          ($ Amounts in Thousands)


Apartments                         2         $ 1,039        3        $  5,391
Residential/Condominium*           9           1,386       10           1,841
Office Buildings                   2           1,751        1           1,135
Industrial Buildings               7          30,314       10          44,086
Research & Development             3          16,357        5          25,942
Retail Buildings                   5          16,509        6          22,738
Hotel                              1           3,060        1           3,060
                                  --         -------       --        --------
Total                             29         $70,416       36        $104,193
                                  ==         =======       ==        ========
_____________

* Includes 81 mortgage end loans on 9 projects at June 30, 1994 and 107 mortgage end loans on 10 projects at September 30, 1993.


          At June 30, 1994, the Trust had undisbursed commitments of $615,000, all of which represents additional advances on partially funded mortgage loans.

          As of June 30, 1994, there were no earning loans delinquent (more than 60 days past due) as to principal and/or interest.

          The Trust has had a significant increase in the number of loans being restructured as its borrowers continue to face deteriorating conditions in the real estate market. It is expected that these conditions may continue for an additional period of time requiring the Trust, where appropriate, to continue restructuring loans.

          At June 30, 1994 and 1993, loans totalling $33,693,000 and $25,107,000, respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business for various reasons, such as delays in construction, slower leasing than originally anticipated or delay in obtaining permanent financing.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE (Continued)

          At June 30, 1993, earning mortgage loans totalling $66,901,000 had been subject to contractual interest rate modifications due to financial difficulties of the borrower. Interest rate modifications were made on mortgage loans totalling $18,313,000 during the nine months ended June 30, 1994.

          The following table summarizes the Trust's investment in in-substance foreclosures:


                                    June 30, 1994          September 30, 1993
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- - ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


EARNING:
Office Buildings                    2        $12,895          2        $12,831
Industrial Buildings                1          5,047          1          4,901
Retail Buildings                    3         28,380          3         28,238
Apartments                          1          6,693          1          6,689
Research & Development Bldgs.       2         14,097          3         17,048
                                   --        -------         --        -------
  Total Earning                     9         67,112         10         69,707
                                   --        -------         --        -------

NON-EARNING:
Office Buildings                    -              -          1          7,433
Industrial Buildings                1          5,200          3          7,576
Retail Buildings                    -              -          1          2,453
                                   --        -------         --        -------
  Total Non-Earning                 1          5,200          5         17,462
                                   --        -------         --        -------

Total                              10        $72,312         15        $87,169
                                   ==        =======         ==        =======


          The following table summarizes the Trust's investment in real estate equities, net of accumulated depreciation of $9,435,000 at June 30, 1994 and $7,800,000 at September 30, 1993:


                                   June 30, 1994           September 30, 1993
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- - ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


Office Buildings                    4        $26,211          4        $26,504
Industrial Buildings                1          6,543          1          6,626
Retail Buildings                    1         24,187          1         24,083
                                   --        -------         --        -------

Total                               6        $56,941          6        $57,213
                                   ==        =======         ==        =======


          The Trust reviews real estate equities for permanent impairment. For the year ended September 30, 1993, the Trust charged off $2.4 million against the allowance for losses on one of its office building investments due to permanent impairment. There were no charge-offs due to permanent impairment for the nine months ended June 30, 1994.

                       MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE (Continued)

          The following table summarizes the Trust's investment in properties acquired through foreclosure and held for sale, net of accumulated depreciation of $7,552,000 at June 30, 1994 and $6,143,000 at
          September 30, 1993:


                                    June 30, 1994          September 30, 1993
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- - ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


EARNING
Apartments                          3        $20,869          4        $18,631
Office Buildings                    4         10,117          5         11,283
Industrial Buildings                5         20,039          5         18,399
Retail Buildings                    1          7,542          1          1,394
Research & Development Bldgs.       2          5,980          1          2,879
                                   --        -------         --        -------
  Total Earning                    15         64,547         16         52,586
                                   --        -------         --        -------
NON-EARNING
Office Buildings                    5         19,696          3          7,563
Industrial Buildings                4         10,630          5         15,796
Retail Buildings                    2          5,013          3         12,775
                                   --        -------         --        -------
   Total Non-Earning               11         35,339         11         36,134
                                   --        -------         --        -------

Total                              26        $99,886         27        $88,720
                                   ==        =======         ==        =======



NOTE 3.   ALLOWANCE FOR LOSSES

          The changes in the allowance for losses for the nine months ended June 30, 1994 and 1993 were as follows:

                                                     6/30/94         6/30/93
                                                     -------         -------
                                                      (Amounts in Thousands)


Balance at beginning of period                       $11,808         $19,353
  Provisions charged to expense                            -          22,000
                                                     -------         -------
                                                      11,808          41,353
  Less charges against allowance, net of recoveries      245          21,030
                                                     -------         -------
Balance at end of period                             $11,563         $20,323
                                                     =======         =======


          Approximately $6,149,000 and $3,003,000 of the allowance at June 30, 1994 and 1993, respectively, are applicable to properties acquired through foreclosure and held for sale.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.   SENIOR NOTES

          SENIOR SECURED NOTES - The lack of liquidity in many of the commercial real estate markets continued during the nine months ended June 30, 1994. Although the Trust was able to meet the required principal payment at December 31, 1992, reducing the principal balance of the Senior Notes to $290 million, it did not have sufficient funds to meet the $20 million required principal payment due June 30, 1993 or the $33.8 million required principal payment due December 31, 1993 or the $30 million required principal payment due June 30, 1994 (taking into account permitted deferrals). The Trust also did not make the $6.6 million, the $6.4 million and the $7.2 million interest payments due December 31, 1993, March 31, 1994 and June 30, 1994, respectively.
          The average borrowing rates for the nine months ended June 30, 1994 and 1993, respectively, were 10.34% and 8.88%. At June 30, 1994, the average 10.34% interest rate on the Senior Notes was composed of interest at 10.75% on $200 million of Senior Notes (including default interest at 1%) and 12.75% on $90 million of deferred amounts of Senior Notes (including default interest at 1%). The entire unamortized cost of restructuring of the Senior Notes was charged off during fiscal 1993 as a result of the monetary default. The Trust expensed $3.4 million in fiscal 1993, of which $2.4 million related to the acceleration of costs due to the June 1993 monetary default. Prior to the default, these costs were being amortized using the interest method over the term of the debt.

          Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, and September 30, 1993, and 358% at December 31, 1993 and March 31, 1994, and 313% at June 30, 1994 and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 113% at June 30, and September 30, 1993, 116% at December 31, 1993 and March 31, 1994 and 117% at June 30, 1994. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. On May 26, 1993, the Trust received from the holders of more than 66-2/3% of principal amount of Senior Notes a waiver relating to the March 31, 1993 default. The Trust did not seek or obtain waivers for any of the other defaults.

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

          LOAN ON EQUITY INVESTMENT - In November 1991, the Trust acquired full ownership of a retail center in which it had a partnership interest. The Trust has a construction borrowing commitment of $18.7 million of which $17.6 million was outstanding at June 30, 1994. The contractual interest rate on this loan is 7-3/4% (Prime + 1-1/2%, floor of 9%), and the loan matured in May 1994 but was extended until August 1994. The Trust is currently negotiating with the lender for an additional extension of the loan which may require a material principal paydown of the loan.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5.   SHARE OPTION PLAN

          As of June 30, 1994, options to purchase 426,000 Common Shares were outstanding under the 1984 Share Option Plan. The exercise price per share varies from $2.50 to $14.50. Options granted other than those granted in fiscal 1991, expire five years from the date of grant and may be exercised at any time six months after the date of grant, subject to the limitation that the aggregate fair market value (determined as of the time the Option is granted) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. Options granted during fiscal 1991, pursuant to the Employee Retention Plan described in Note 6, expire five years from the date of grant but do not vest until three years from the date of grant. Options to purchase 26,500 Common Shares at a price from $2.50 to $14.50 terminated during the nine months ended June 30, 1994.

          In addition to cash, Options may be exercised by exchanging the Trust's Common Shares valued at the market price on the date of exercise of the Options. During the nine months ended June 30, 1994, no Options were exercised.


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

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6.   EMPLOYEE RETENTION PLAN (Continued)

          A termination pay plan has been established to cover termination of employment without cause during the period that the Senior Notes, as defined, are outstanding. Employees will be entitled to compensation ranging from a minimum of twelve weeks to a maximum of eighteen months pay. In addition, certain health benefits will continue to be paid by the Trust over a period of time equal to the period used in calculating severance pay. The Trust estimates that the maximum cost of the termination pay plan would be approximately $1.4 million and the cost is charged to expense at date of termination (as defined in the termination pay plan).

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

          The Trust contributed 150,000 Common Shares (1.4% of outstanding shares) as part of the settlement of the consolidated class actions and the Class 5 claims remaining in the Chapter 11 proceeding. The settlement and contribution of shares occurred on September 17, 1993.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - A Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "1991 Plan") was confirmed at a hearing held in the Bankruptcy Court in Los Angeles, California, on February 21, 1991, and an order was entered February 27, 1991, confirming the 1991 Plan. As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 on its outstanding debt and the debt was restructured in July 1992 with the unanimous consent of the Trust's creditors. The debt is now governed by an indenture, as amended, (the "Indenture") dated as of July 15, 1992 between the Trust and Wilmington Trust Company (the "Indenture Trustee") and the debt is denominated as the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes"). Pursuant to the 1992 Restructuring, the Trust entered into the Indenture governing the Senior Notes with the Indenture Trustee, and entered into a second amendment to the Trust's outstanding collateral and security agreement dated as of February 21, 1991 with the Indenture Trustee and William J. Wade (the "Collateral Agents") as collateral agents (as amended, the "Collateral Agreement") and amended the 1991 Plan.

The Senior Notes are secured by all properties and interests in properties of the Trust. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million, the maximum debt level permitted under the Indenture at that date. The principal balance of the Senior Notes remains at that amount at June 30, 1994.

Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993.
In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, and September 30, 1993, 358% at December 31, 1993 and March 31, 1994 and 313% at June 30,
1994 and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 113% at June 30, and September 30, 1993, 116% at December 31, 1993 and March 31, 1994 and 117% at June 30, 1994. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. On May 26, 1993, the Trust received from the holders of more than 66-2/3% of principal amount of Senior Notes a waiver relating to the March 31, 1993 default. The Trust did not seek or obtain waivers for any of the other defaults.

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

Due to continued lack of liquidity in the real estate marketplace, the Trust did not have sufficient funds to meet its $20 million required principal payment due June 30, 1993 (taking into account permitted deferrals). However, the Trust timely paid the June 30, and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals) and $6.6 million in interest was due on December 31, 1993; another $6.4 million in interest was due on March 31, 1994; and an additional $30 million in principal (taking into account permitted deferrals) and $7.2 million in interest was due on June 30, 1994. Because the Trust did not make otherwise required payments on June 30, 1993, December 31, 1993, March 31, 1994, and June

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

30, 1994, at the end of the first quarter of fiscal 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture), at the end of the second quarter of 1994 (ending March 31,
1994) the Trust held approximately $32.8 million in available cash and at the end of the third quarter of 1994 (ending June 30, 1994) the Trust held approximately $53.2 million in available cash. Assuming no other payment defaults, the Trust would have been obligated to pay on December 31, 1993, March 31, 1994 and June 30, 1994 the excess of such available cash over $10 million to Senior Note holders as additional principal payments.

Pursuant to the agreement in principle with certain of the principal holders of Senior Notes providing for a restructuring of the Senior Notes reached in August 1993, the Trust agreed to pay on September 30, 1993 the interest payment due September 30, 1993 and certain restructuring fees due December 31, 1993, but not to pay the interest or principal due December 31, 1993. However, because of the substantial trading in the Senior Notes and the inability of the Trust to obtain satisfactory indications of support for the August 1993 agreement in principle from any holders of Senior Notes, any action by the Trust to implement the Trust's original agreed restructuring has been suspended and it appears highly unlikely that the terms of the August 1993 agreement in principle will be implemented. The agreement not to pay the December 1993 interest and principal was similarly non-binding and the Trust considers it no longer effective.

In October 1993, certain investing holders involved in the trading of Senior Notes commenced their due diligence review of the Trust, which included financial and other information provided by the Trust. At the request of the investing holders, the Trust agreed to pay certain fees and expenses of a financial advisor to the investing holders. In or about November 1993, the investing holders retained a financial advisor who immediately commenced its analysis of the financial condition and operations of the Trust and the proposed agreement in principle. In December 1993 as the investing holders' initial due diligence review was being finalized, the investing holders, members of the Trust's official creditors' committee, management and the respective advisors recommenced substantive negotiations for a restructuring of the Senior Notes. Subsequently, in March 1994, the investing holders requested the Trust to pay certain fees and expenses of legal counsel to the investing holders. The Trust agreed and in March 1994, the investing holders retained counsel. Thereafter, in June 1994, the investing holders requested the Trust to pay certain fees and expenses of a new financial advisor to the investing holders. The Trust agreed, and in June 1994 the investing holders retained a new financial advisor.

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

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management is continuing discussions with the creditors and their representatives to explore various alternatives for restructuring the Senior Notes. The Trust's present intention is to reach a consensual restructuring agreement. If such an agreement cannot be reached with the Senior Note holders, or if the holders of the Secured Notes or the Indenture Trustee or the Collateral Agents take action or fail to cooperate with the Trust in such a manner that the business or operations of the Trust are jeopardized, the Trust will have to consider other alternatives, including the filing of a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. The holders of more than 66-2/3% of the Trust's debt securities had agreed with the Trust to temporarily forebear further creditor action on the defaults for a period that expired on December 3, 1993. At the present time, it appears unlikely that a further extension of the standstill will be granted. The Trust does not presently anticipate seeking a new standstill agreement, but may do so in the future if management determines that circumstances warrant. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993 the Indenture Trustee (and the Collateral Agents) notified the Trust's bank at the time, of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a new or extended standstill period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee and Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. In May 1994, the Trust received formal notice from the bank which held the Trust's operating accounts that the bank would close all of the Trust's operating accounts with the bank on May 31, 1994. On or about May 25, 1994, the Trust established new operating accounts at Wilmington Trust Company and transferred all of its bank balances to such accounts. Concurrently, the Trust and the Indenture Trustee entered into a First Supplemental Indenture, dated as of May 25, 1994, amending the Indenture to provide for the new accounts. The Trust also entered into a Deposit Account Security Agreement relating to such accounts and supplemented the February operating arrangement with the Indenture Trustee and the Collateral Agents to provide for the new accounts. Although the Trust has entered into the First Supplemental Indenture and amended its operating arrangement with the Indenture Trustee and the Collateral Agents, there can be no assurance that the Indenture Trustee and the Collateral Agents will not terminate the amended cash use arrangement or take further or other remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee and the Collateral Agents to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business, would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code. The Trust intends to continue to operate its business under its current operating arrangement with the Indenture Trustee and the Collateral Agent and to seek Senior Note holder consent as such consent is required. Although the Trust believes that such consents, if requested, would be in the best interest of the Trust, its shareholders and the Senior Note holders, there can be no assurance that the Trust will obtain sufficient consents as they are required. If it becomes impossible for the Trust to continue operations under such circumstances, it may be necessary for the Trust to explore other alternatives, including seeking relief under Chapter 11.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 30, 1994, the Trust had cash and cash equivalents of $56.5 million. Included in cash and cash equivalents are $1.4 million of restricted cash which represents the funding of the employee retention plan and $1.9 million related to borrowers' deposits. The Trust's unfunded loan commitments totalled
$615,000 and capital expenditure commitments on real estate owned and in-substance foreclosures totalled $2.6 million at June 30, 1994. The Trust is currently negotiating a 20-year lease with a retail center tenant, which if consummated will require approximately $3.6 million of capital expenditures.
The Trust's obligations include expenditures for capital improvements, tenant improvements, other leasing expenditures and a possible material paydown on a construction loan which was due in May 1994 but has been extended until August 1994. The expenditures must be met from the Trust's cash and cash equivalents, cash from operations and liquidation of existing assets. Under the 1991 Plan and the Indenture, the Trust has been permitted to fund its existing contractual obligations, but may not make new investments. The Trust's outstanding principal, interest and penalty payments due on the Senior Notes (absent acceleration) totalled $104.1 million at June 30, 1994.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1994 VS. NINE MONTHS ENDED JUNE 30, 1993 - Net loss for the nine months ended June 30, 1994 was $(14,553,000) or $(1.30) per share compared to a net loss of $(30,642,000) or
$(2.77) per share for the nine months ended June 30, 1993. The nine months ended June 30, 1993 included a provision for losses of $22,000,000 or $1.99 per share compared to no provision for the nine months ended June 30, 1994. The Trust's spread (interest income on mortgage loans plus net operating income from real estate owned less interest expense) decreased from $909,000 for the nine months ended June 30, 1993 to $(5,107,000) for the nine months ended June 30, 1994.

Interest and fee income on mortgage loans decreased $3,317,000 to $11,377,000 for the nine months ended June 30, 1994 from $14,694,000 for the nine months ended June 30, 1993. The decrease was due primarily to a reduction in earning mortgage loans (including earning in-substance foreclosures) which totalled $137.5 million at June 30, 1994 compared to $224.2 million at June 30, 1993. Since June 30, 1993, earning mortgage loans of approximately $33.6 million have been transferred to in-substance foreclosure, $18.7 million have been transferred to investment in real estate and $31.1 million have been repaid.

Rental income was $14,722,000 and $14,601,000 for the nine months ended June 30, 1994 and 1993, respectively. Cash operating expenses on rental properties were $7,399,000 and $7,790,000 for the nine months ended June 30, 1994 and 1993, respectively. Net operating income (rental income less cash operating expenses) was $7,323,000 and $6,811,000 for the nine months ended June 30, 1994 and 1993, respectively. The increase in net operating income on rental properties results from lower cash operating expenses.

Interest on short-term investments increased due to the continuing accumulation of available cash. Available cash increased due to: (1) no payment of principal and interest on the Senior Notes since September 30, 1993 and (2) a net increase of $32.7 million in cash provided by investing activities.

Interest expense increased $3,214,000 to $23,823,000 in the current period from $20,609,000 for the nine months ended June 30, 1993. This was due primarily to an increase in the average borrowing rate from 8.88% for the nine months ended

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

June 30, 1993 to 10.34% for the nine months ended June 30, 1994. Offsetting this increase was a decrease in average borrowings from $294.2 million for the nine months ended June 30, 1993 to $290 million for the nine months ended June 30, 1994.

Reorganization professional expenses increased $331,000 to $2,008,000 for the nine months ended June 30, 1994 compared to $1,677,000 for the nine months ended June 30, 1993. The increase was due to greater participation by all professionals involved in the current negotiations.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1994 VS. QUARTER ENDED MARCH 31, 1994 - Net loss for the quarter ended June 30, 1994 was $(4,745,000) or $(.43) per share compared to $(5,152,000) or $(.46) per share for the quarter ended March 31, 1994.

Rental income increased $819,000 to $5,404,000 for the quarter ended June 30, 1994 from $4,585,000 for the quarter ended March 31, 1994. The increase was due to: (1) an increase in income on some existing properties and (2) an increase in investments in real estate due to properties transferred from in-substance foreclosures. Cash operating expenses on rental properties were $2,665,000 for the quarter ended June 30, 1994 and $2,360,000 for the quarter ended March 31, 1994. The increase in expenses for the current quarter resulted primarily from the higher level of investment in real estate.

Interest on short-term investments increased due to the continuing accumulation of available cash.

Interest expense increased $698,000 to $8,361,000 for the quarter ended June 30, 1994 compared to $7,663,000 for the quarter ended March 31, 1994. This increase was due primarily to an increase in the average borrowing rate from 10.14% for the quarter ended March 31, 1994 to 11.02% for the quarter ended
June 30, 1994.

Other operating expenses decreased $271,000 to $1,111,000 for the quarter ended June 30, 1994 compared to $1,382,000 for the quarter ended March 31, 1994. The decrease was due primarily to an adjustment for accrual of pension benefits for the Trustees in the quarter ended March 31, 1994.

Reorganization professional expenses decreased $150,000 to $591,000 for the quarter ended June 30, 1994 compared to $741,000 for the quarter ended March 31, 1994.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1994 VS. QUARTER ENDED JUNE 30, 1993 - Net loss for the quarter ended June 30, 1994 was $(4,745,000) or $(.43) per share compared to $(17,478,000) or $(1.58) per share for the quarter ended June 30, 1993. The quarter ended June 30, 1993 included a provision for losses of $14,000,000 or $1.26 per share compared to no provision for the quarter ended June 30, 1994.

Interest and fee income on mortgage loans decreased $1,165,000 to $3,719,000 for the quarter ended June 30, 1994 compared to $4,884,000 for the quarter ended June 30, 1993. The decrease was due primarily to a reduction in earning mortgage loans (including earning in-substance foreclosures) which totalled $137.5 million at June 30, 1994 compared to $224.2 million at June 30, 1993.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rental income was $5,404,000 and $4,711,000 for the quarters ended June 30, 1994 and 1993, respectively. Cash operating expenses on rental properties were $2,665,000 and $2,540,000 for the quarters ended June 30, 1994 and 1993, respectively. Net operating income (rental income less cash operating expenses) was $2,739,000 and $2,171,000 for the quarters ended June 30, 1994 and 1993, respectively. The increase in net operating income on rental properties results from the higher yielding assets being owned at June 30, 1994.

Interest on short-term investments increased due to the continuing accumulation of available cash.

Interest expense increased $1,442,000 to $8,361,000 for the current quarter compared to $6,919,000 for the quarter ended June 30, 1993. This increase was due primarily to an increase in the average borrowing rate from 9.05% for the quarter ended June 30, 1993 to 11.02% for the quarter ended June 30, 1994.

Other operating expenses decreased $214,000 to $1,111,000 for the quarter ended June 30, 1994 compared to $1,325,000 for the quarter ended June 30, 1993. The decrease was due primarily to decreases in professional fees and expenses.

Reorganization professional expenses decreased $359,000 to $591,000 for the quarter ended June 30, 1994 compared to $950,000 for the quarter ended
June 30, 1993.

NON-EARNING LOANS AND INVESTMENTS - At June 30, 1994, the Trust's non-earning loans, non-earning in-substance foreclosures and non-earning properties acquired through foreclosure and held for sale were $40,539,000, representing 13.08% of invested assets compared to $44,909,000 (13.71%) at March 31, 1994 and $32,180,000 (8.45%) at June 30, 1993.

                          MORTGAGE AND REALTY TRUST                    FORM 10Q

                                   PART II

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          The Trust did not make the $30 million required principal payment and the $7.2 million interest payment due June 30, 1994. In addition, the Trust did not make the $6.4 million interest payment that was due March 31, 1994 on the Senior Notes. The Trust previously did not make its $33.75 million required principal payment and its $6.6 million interest payment due December 31, 1993, its $20 million required principal payment due June 30, 1993 and its $183,000 penalty payment due February 14, 1994 on the Senior Notes. All such amounts remain unpaid. The Trust's outstanding principal, interest and penalty payments due on the Senior Notes (absent acceleration) totalled $104.1 million at June 30, 1994.

          In addition, based on financial results at June 30, 1994 the Trust was in violation of certain financial covenants in the Indenture relating to the ratio of outstanding securities to the Trust's capital base and the ratio of earning assets to outstanding securities. Under the financial covenants of the Indenture, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 313% at June 30, 1994 and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 117% at June 30, 1994. Failure to satisfy these covenants constitute additional events of default under the Indenture. There are also outstanding certain other events of default under the Indenture relating to financial covenants in prior periods and non-payment of additional principal payments of available cash (as defined in the Indenture) over $10 million. See Note 1 of the Notes to the Financial Statements and
          Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information relating to such defaults.

          Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66-2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears highly unlikely that any further extensions of the Standstill Period will be granted. The Trust does not presently anticipate seeking a new standstill agreement, but may do so in the future if management determines the circumstances warrant. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993 the Indenture Trustee (and the Collateral Agents) notified the Trust's bank at the time, of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a new or extended

                          MORTGAGE AND REALTY TRUST                    FORM 10Q

                                   PART II



Item 3.   DEFAULTS UPON SENIOR SECURITIES (Continued)

          standstill period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee or Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. In May 1994, the Trust received formal notice from the bank which held the Trust's operating accounts that the bank would close all of the Trust's operating accounts with the bank on May 31, 1994. On or about May 25, 1994, the Trust established new operating accounts at Wilmington Trust Company and transferred all of its bank balances to such accounts. Concurrently, the Trust and the Indenture Trustee entered into a First Supplemental Indenture, dated as of May 25, 1994, amending the Indenture to provide for the new accounts. The Trust also entered into a Deposit Account Security Agreement relating to such accounts and supplemented the February operating arrangement with the Indenture Trustee and the Collateral Agents to provide for the new accounts. Although the Trust has entered into the First Supplemental Indenture and amended its operating arrangement with the Indenture Trustee and Collateral Agents, there can be no assurance that the Indenture Trustee or Collateral Agents will not terminate the amended cash use arrangement or take further or other remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or failure of the Indenture Trustee and the Collateral Agents to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business, would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under Chapter 11 of the United States Bankruptcy Code.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 27.


          (b)  REPORTS ON FORM 8-K

               On April 22, 1994, the Trust filed a report on Form 8-K dated April 21, 1994, reporting information under Item 5 - Other Events.

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



DATE:   August 10, 1994

                         MORTGAGE AND REALTY TRUST                     FORM 10Q


                             INDEX TO EXHIBITS



EXHIBIT
  NO.                              DESCRIPTION
- - -------                            -----------

 4.1* First Supplemental Indenture dated as of May 25, 1994 by and between the Registrant and Wilmington Trust Company, as Trustee

 4.2* Deposit Account Security Agreement dated as of May 25, 1994 by and between the Registrant and Wilmington Trust Company, as Corporate Collateral Agent and William J. Wade, as Individual Collateral Agent

  11*      Schedule of Net Income (Loss) Per Share - Assuming Full Dilution




- - ------------------
*  Exhibit filed with this Form 10-Q.