Form 10-K
period 1994-09-30
MORTGAGE & REALTY TRUST
filed 1994-12-29
CIK 79259

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-6613

                           MORTGAGE AND REALTY TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                           23-1862664
 (State or other jurisdiction of             (I.R.S. employer
  incorporation or organization)          identification number)

  8380 OLD YORK ROAD, SUITE 300                   19027
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

                              Yes _X_      No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    The aggregate market value of the Common Shares held by non-affiliates of the registrant at December 14, 1994, computed by reference to the closing sale price of such shares as reported in the Consolidated Transaction Reporting System, was $1,750,000. The number of Common Shares outstanding at December 14, 1994 was 11,226,215. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes _X_      No ___
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Mortgage and Realty Trust (the "Trust") is a Maryland real estate investment trust engaged in the business of managing its portfolio of mortgage loans and real estate investments. The Trust was organized in 1970 as PNB Mortgage and Realty Investors. In 1979, Sutro Mortgage Investment Trust combined into the Trust. In 1984, the Trust changed its name to Mortgage and Realty Trust. The Trust is organized under a Declaration of Trust as amended through February 17, 1993 and conducts its business in such a fashion as to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended. The Trust is currently managed by seven Trustees, each of whom is elected annually by the Trust's shareholders at the annual meeting of shareholders. Although the annual meeting of shareholders is customarily held in February of each year, the Trust has determined for 1995 to postpone the meeting pending any restructuring agreed upon with the holders of the Trust's Senior Secured Uncertificated Notes due 1995 (the "Senior Notes"). The Trust has six executive officers, two of whom are also Trustees.

    PREVIOUS CHAPTER 11 PROCEEDING AND PLAN OF REORGANIZATION

    On April 12, 1990, the Trust filed a voluntary petition for reorganization under chapter 11 of the United States Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Central District of California. The decision of the Trustees of the Trust to file a voluntary petition for reorganization was reached following a series of events commencing on March 12, 1990, when Standard & Poor's Corporation downgraded the rating for the commercial paper of the Trust from A-2 to A-3. As a result of this downgrading, the Trust was unable to access the commercial paper markets, resulting in a series of defaults under the Trust's outstanding indebtedness.

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

    The 1991 Plan provided that the holders of claims against the Trust were to receive payments in installments over a period ending on June 30, 1995, with the right of the Trust to defer certain principal amounts for up to 24 months, up to December 31, 1995. Interest was payable initially at Bank of America N.T. & S.A.'s reference rate plus one percent, increasing by 0.25% every six months, with interest on deferred amounts at the adjusted rate plus two percent. The 1991 Plan also included numerous financial, affirmative and negative covenants, including covenants relating to the ratio of the Trust's outstanding debt to its capital base, the ratio of earning assets to outstanding debt and the amount of non-earning assets, and covenants severely limiting the Trust's ability to make new investments or to incur new indebtedness.

    The forecast upon which the 1991 Plan was based assumed that the real estate markets would begin to improve in fiscal 1992. However, the markets continued to materially deteriorate. Despite these conditions, the Trust was able to make all required interest payments and to exceed the required amortization payments, reducing the debt to $374,000,000 at June 30, 1991 as opposed to the requirement of $380,000,000 and to $329,000,000 at January 3, 1992 as opposed to the requirement of $340,000,000 at December 31, 1991. These results were achieved through liquidating Trust assets at substantial discounts from their acquisition cost.

    The continued deterioration of the real estate markets made it impossible for the Trust to meet the amortization payment at June 30, 1992, which was required to reduce the Trust's debt to $291,250,000, taking into account deferrals permitted under the 1991 Plan. The deterioration also precluded the Trust from being able to meet the financial covenants of the 1991 Plan.

    To adjust its operations to current market conditions, by 1992 the Trust had redirected its focus. The Trust had historically emphasized earnings growth, and the accompanying asset acquisitions. Because of changes in the economy and the financial and real estate markets, which adversely affected the Trust's business and asset values, management moved to an emphasis on improving cash flow in order to meet its obligations under the 1991 Plan and then to provide an opportunity for growth and increased shareholder value in the future when the United States real estate markets would, eventually, stabilize and return to a more traditional environment. Meeting the interest and principal payments required under the 1991 Plan was one of the Trust's important objectives. Management focused efforts on generating sufficient liquidity through active and asset-specific management of its overall portfolio to meet those payments, while at the same time maximizing future shareholder value. However, in light of the impending June 30, 1992 interest and principal payments, which aggregated approximately $44.4 million under the 1991 Plan, and the continued stagnation in the real estate market, in late 1991 and early 1992 the Trust determined that it was necessary to defer a portion of the principal payments of the outstanding debt and limit certain future cash interest payments to allow sufficient time for liquidity to return to the United States real estate markets.

    As part of the ongoing effort to strengthen the Trust's capital structure, of which the 1992 Restructuring (as defined below) was to be an important element, the Trust also considered raising cash through structured financings such as asset securitizations. However, the Trust was ultimately unable to generate funds through such transactions.

    1992 RESTRUCTURING

    At the end of the Trust's fiscal year ending September 30, 1991, it was evident to the Trust that conditions in the real estate markets were continuing to deteriorate. Commencing in the first quarter of fiscal 1992, the Trust held discussions with the official creditors' committee to discuss a rescheduling of the debt obligations under the 1991 Plan. Throughout the balance of the first quarter of fiscal 1992 and during the second and third quarters of fiscal 1992, the Trust negotiated with the official creditors' committee to develop a prudent rescheduling of such debt. Pursuant to the Trust's negotiations with its official creditors' committee, on June 15, 1992 the Trust commenced a solicitation of acceptances to certain modifications (the "1992 Modifications") to the outstanding debt obligations of the Trust and to a prepackaged plan of reorganization (the "Proposed 1992 Plan") to effect the same 1992 Modifications. In order to effect the 1992 Modifications without implementing the Proposed 1992 Plan, the Trust was required to obtain acceptances from holders of 100% of the outstanding debt obligations. The proposed modifications to the outstanding debt were identical under the proposed out-of-court restructuring and the Proposed 1992 Plan. The Trust received 100% acceptance of the 1992 Modifications and, on July 15, 1992, the Trust successfully restructured its outstanding debt in accordance with the proposed 1992 Modifications (the "1992 Restructuring").

    Pursuant to the 1992 Restructuring, the outstanding debt was restructured in the form of the Senior Notes. The 1992 Modifications provided, among other things, for (i) an increase in the amounts of required principal payments which could be deferred (while retaining the final payment date for deferred payments at December 31, 1995), (ii) an extension of the permitted repayment period of such deferred amounts from 24 months to 30 months from the date a deferral is utilized, (iii) the establishment of a limit on the maximum rate of interest to be paid in cash on a current basis at 9% through June 30, 1994, with any excess being accrued and paid at December 31, 1995, (iv) changes in certain required financial covenants to reflect the then-existing financial condition of the Trust and the then-existing real estate markets, (v) with the approval of the holders of 66 2/3% of the Senior Notes, the release of collateral for certain financings by the Trust, provided such financings would result in the reduction in the amount of Senior Notes, and (vi) the payment of additional consideration (the restructuring fee) to the holders of the Senior Notes equal to one percent of the principal amount of the Senior Notes, payable in four semi-annual installments commencing on the date the 1992 Restructuring became effective.

    Pursuant to the 1992 Restructuring, the Trust entered into the Indenture (the "Indenture") governing the Senior Notes with Wilmington Trust Company, as trustee (the "Indenture Trustee"), entered into a second amendment to the Trust's outstanding collateral and security agreement dated as of February 21, 1991 (as amended, the "Collateral Agreement") with the Indenture Trustee and William J. Wade, as collateral agents (the "Collateral Agents"), and amended the 1991 Plan.

   CURRENT DEBT SERVICE REQUIREMENTS AND DEFAULTS AND FORECAST SHORTFALL IN
    OPERATING CASH FLOW

    The face amount of the Senior Notes at September 30, 1994 was $290,000,000. The Senior Notes provide that the holders of Senior Notes will receive semi-annual payments of principal on June 30 and December 31 of each year until June 30, 1995 when all undeferred principal is due. The Senior Note Indenture also provides for quarterly additional payments of principal in an amount equal to available cash (as defined in the Indenture) held by the Trust at the end of each quarter in excess of $10 million, less certain dividend overpayments, if any. The Trust has the right to defer certain principal payments for up to 30 months until December 31, 1995 at which time no more principal payments may be deferred and all deferred amounts are due. The Senior Notes provide for payments of interest quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Senior Notes was payable initially in 1991 at Bank of America N.T. & S.A.'s reference rate plus one percent, increasing 0.25% every six months. The interest rate spread over such reference rate in effect on September 30, 1994 was 2.75%, with the next scheduled date for an increase in the rate being January 1, 1995. Interest on deferred principal is payable at such adjusted rate plus two percent. The Senior Note Indenture also contains numerous financial, affirmative and negative covenants as described above.

    The financial forecast upon which the 1992 Restructuring was based assumed that the real estate markets in which the Trust holds assets would stop or slow their decline by 1993 with some improvement in 1994. Instead, since the effective date of the 1992 Restructuring, these markets have failed to improve or otherwise substantially rebound. The Trust's business, including its ongoing efforts to refinance and sell property, did not generate cash flow sufficient to service the Senior Notes during the fiscal years ended September 30, 1993 and 1994. In any event, the Senior Notes will need to be refinanced on or about June 30, 1995.

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

    The Trust timely paid the June 30 and September 30, 1993 interest payments of $6.8 million and $6.6 million, respectively. The Trust also paid the final payment of the restructuring fee of $812,500 on September 30, 1993. An additional $33.8 million in principal (taking into account permitted deferrals) and $6.6 million in interest was due on December 31, 1993; another $6,400,000 in interest was due on March 31, 1994; an additional $30,000,000 in principal (taking into account permitted deferrals) and $7,200,000 in interest was due on June 30, 1994; and another $7,900,000 in interest was due on September 30, 1994. Consistent with the then ongoing negotiation with the principal holders of the

Senior Notes and an agreement in principal reached in August 1993 (see "1993-1994 Negotiations With the Creditors' Committee" below), the Trust did not pay the interest or principal due at December 31, 1993, constituting additional events of default under the Indenture. The Trust currently has no agreement with any holders of Senior Notes that it will not pay interest, principal or other amounts due or to become due on the Senior Notes; however, the Trust has continued to suspend payments on the Senior Notes. Because the Trust did not make otherwise required payments on June 30, 1993, December 31, 1993, March 31, 1994, June 30, 1994 and September 30, 1994, at the end of the first quarter of fiscal 1994 (ending December 31, 1993) the Trust held approximately $17.8 million in available cash (as defined in the Indenture), at the end of the second quarter of fiscal 1994 (ending March 31, 1994) the Trust held approximately $32.8 million in available cash, at the end of the third quarter of fiscal 1994 (ending June 30, 1994) the Trust held approximately $53.2 million in available cash, and at the end of fiscal year 1994 (ending September 30, 1994) the Trust held approximately $57.3 million in available cash. Assuming no other payment defaults, the Trust would have been obligated to pay the excess of such available cash over $10 million to Senior Note holders as an additional principal payment. The Trust forecasts that it will have continuing difficulty meeting its obligations under the Senior Note Indenture without a substantial restructuring of such debt.

    Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes or exercised any other remedy available upon the occurrence of the events of default described above. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66 2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. The Company believes that no further extensions of the Standstill Period will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993, the Indenture Trustee notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Company and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a new or extended standstill period. Pursuant to the understanding, which is terminable at will by the Indenture Trustee or Collateral Agents, the Trust will continue to use its cash on an ad hoc basis, subject to Indenture Trustee and Collateral Agent approval, and the Trust will administer its assets as if no default had occurred and was continuing. In May 1994, the Trust's bank notified the Trust that it intended to close all of the Trust's operating accounts with the bank on May 31, 1994. Consequently, the Trust established new operating accounts at Wilmington Trust Company and transferred all of its bank balances to such accounts. Concurrently, the Trust and the Indenture Trustee entered into a First Supplemental Indenture, dated as of May 25, 1994, amending the Indenture to provide for the new accounts. The Trust also entered into a Deposit Account Security Agreement relating to such accounts and supplemented the February operating arrangement with the Indenture Trustee and the Collateral Agents to provide for the new accounts. Although the Trust has entered into the First Supplemental Indenture and amended its operating arrangement with the Indenture Trustee and the Collateral Agents, there can be no assurance that the Indenture Trustee or Collateral Agents will not terminate the amended cash use arrangement or take further remedial or enforcement action with respect to the Trust's bank accounts or other properties, including acceleration of the Senior Notes and foreclosure. Such action, or the failure of the Indenture Trustee to consent to necessary use of cash or releases of collateral in the conduct of the Trust's business would have a material adverse effect on the Trust's operations and could cause the Trust to seek relief under chapter 11 of the Bankruptcy Code.

    Lack of liquidity for real estate has continued since the end of the Trust's fiscal year. The Trust's operating cash flow has declined as it has been forced to sell assets currently yielding higher returns. Approximately half of the Trust's portfolio is in California where the general economy and the real estate markets continue to be in recession. See "Investments" below.

    1993-1994 NEGOTIATIONS WITH THE OFFICIAL CREDITORS' COMMITTEE

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

    While the Trust was negotiating with the official creditors' committee, the Trust was also discussing possible third-party investment in the restructuring. Although all potential third-party investors were offered an opportunity to propose restructuring alternatives, only three such investors made formal proposals to the Trust. The official creditors' committee advised the Trust that the offers were not acceptable and they did not believe that it was in their best interests in the restructuring to pursue such third-party participation. As a result, the Trust suspended the solicitation of interested parties, and the Trust and the official creditors' committee agreed on the internal restructuring contained in the August 1993 agreement in principle. Commencing again in November 1993, as the prospects for implementing the August 1993 agreement in principle waned, the Trust resumed responding to inquiries from third parties about participation in a restructuring of the Trust.

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

    Subsequently, another member of the official creditors' committee sold all of its Senior Notes, part to a member of the official creditors' committee and the balance to other persons. That sale left the official creditors' committee with two members, one of whom held, as a result of secondary claims purchases, at September 30, 1994 in excess of 33 1/3% of the Senior Notes (the "33 1/3% Holder"). Because of the substantial trading in the Senior Notes and the inability of the Trust to obtain satisfactory indications of support for the August 1993 agreement in principle from any holders of Senior Notes, any action by the Trust to implement the Trust's original agreed restructuring was suspended. In or about September 1994, another of the members of the official creditors' committee sold all of its Senior Notes. With that sale, the only remaining member of the official creditors' committee was the 33 1/3% Holder. On September 9, 1994, the Trust's counsel received telephonic notice from counsel to the official creditors' committee that it believed that the official creditors' committee had ceased to operate.

    NEGOTIATIONS REGARDING A RESTRUCTURING

    Throughout the second and third quarters of fiscal 1994, the Trust's management and advisors continued discussions with certain principal holders of the Senior Notes and their representatives to explore various alternatives for restructuring the Senior Notes. In March 1994, the principal holders requested that the Trust agree to pay certain fees and expenses of legal counsel to the principal holders. The Trust agreed, and in March 1994, the principal holders retained counsel to advise them in the Trust's financial restructuring. Thereafter, in June 1994, the principal holders requested and the Trust agreed to pay certain fees and expenses of a new financial advisor to the principal holders. The negotiations among the Trust, the various creditor constituencies and other interested parties in the Trust's financial restructuring continued into the fourth quarter of fiscal 1994. If a restructing cannot be consummated, or if the holders of Senior Notes or the Indenture Trustee take action or fail to cooperate with the Trust in such a manner that the business or operations of the Trust are jeopardized, the Trust will consider other alternatives, including the filing of a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code.

    On November 17, 1994, the Trust issued a press release announcing that it had reached an agreement in principle with a substantial number of holders of its Senior Notes on the terms of a restructuring of the Senior Notes. A copy of the press release and the term sheet to the restructuring were attached as exhibits to the Current Report on Form 8-K filed on November 28, 1994 with the Securities and Exchange Commission (the "Commission").

    Pursuant to the agreement in principle, holders of the Senior Notes in the aggregate principal amount of $290 million plus accrued interest of $41.7 million through December 31, 1994 will receive under a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code $110 million of new senior secured notes due 2002, approximately $50 million in cash and 97% of the restructured equity of the Trust (or substantially all the restructured equity if holders of the Trust's outstanding common shares do not vote to accept the prepackaged plan). If holders of the outstanding common shares vote to accept the prepackaged plan, such holders will retain 3% of the equity of the restructured Trust. The agreement in principle anticipates that the new senior secured notes will mature in 2002 and bear interest at the rate of 11 1/8% per annum. It is also anticipated that holders of unsecured claims will receive cash in the allowed amount of their claims. It is contemplated that the Trust will prepare a "shelf" registration statement for the new securities issued pursuant to the prepackaged plan.

    The agreement to pursue the restructuring proposal is subject to a number of conditions and the Trust intends to effect the restructuring through a prepackaged chapter 11 bankruptcy. At this time there can be no assurance that the conditions to consummation of the proposed restructuring will be satisfied.

    Other details of the agreement, including the additional conditions to commencement and consummation of the restructuring, have not been finalized pending the filing of proxy solicitation materials with the Commission and distribution of a disclosure statement for the solicitation of votes for the prepackaged plan to holders of the Trust's outstanding securities. No consents will be accepted other than pursuant to such disclosure statement and proxy statement. The advisors to the Trust and the various holders of Senior Notes are negotiating additional terms of the new debt securities to be received by the Senior Note holders under the prepackaged plan, as well as the formal documentation necessary to the restructuring. Details of the agreement in principle will be disclosed in that formal documentation.

    OTHER EVENTS

    In a letter dated November 29, 1994, the New York Stock Exchange (the "NYSE") notified the Trust that in light of the Trust's present financial condition, as well as its November 17, 1994 press release regarding the Trust's intention to file a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code, the NYSE is reviewing the continued listing of the Trust. Although the Trust is working with representatives of the NYSE to allow the Trust to continue to be listed, there can be no assurance that the NYSE will not determine to commence a formal delisting action.

INVESTMENTS

    Although the Trust has continued to fund previously existing investment commitments and to fund limited tenant improvements and similar investments necessary to retain or obtain tenants, the Trust has not made any new investments since its chapter 11 filing, but it has continued to manage its investment portfolio. The Trust's future investment strategy cannot be formulated until the Trust's debt restructuring terms are finalized. The Trust's investments include short and intermediate-term standing loans, long-term participating loans and investments in real estate.

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

    The Trust's investments are primarily located in major metropolitan areas throughout the United States. As of September 30, 1994, the Trust held investments in mortgage loans, investments in real estate and other interests in real properties located in 19 states.

    Total loans and investment commitments outstanding at September 30, 1994 were $310,588,000 of which $615,000 remained to be disbursed.

    The following pages contain summaries of the Trust's commitments and investments at September 30, 1994 and certain information pertaining to non-earning loans, delinquent earning loans, non-earning in-substance foreclosures and non-earning foreclosed properties.

                           MORTGAGE AND REALTY TRUST
                  SUMMARY OF INVESTMENTS AT SEPTEMBER 30, 1994

                                                                                                       AMOUNT
                                                                                AMOUNT COMMITTED    OUTSTANDING
                                                                                ----------------  ----------------
TYPE OF INVESTMENTS

SHORT AND INTERMEDIATE-TERM
  Mortgage Loans:
    Standing loans............................................................  $     62,469,000  $     61,854,000
  Properties Acquired Through Foreclosure and Held for Sale:
    Earning...................................................................        68,437,000        68,437,000
    Non-earning...............................................................        32,282,000        32,282,000
  In-Substance Foreclosures:
    Earning...................................................................        62,405,000        62,405,000
    Non-earning...............................................................        10,228,000        10,228,000
  Notes Receivable............................................................           760,000           760,000
                                                                                ----------------  ----------------
      Total Short and Intermediate-Term.......................................       236,581,000       235,966,000
                                                                                ----------------  ----------------
LONG-TERM
  Participating Loans:
    Participating Phase.......................................................         4,718,000         4,718,000
  Amortizing Loans............................................................         2,908,000         2,908,000
  Investment in Real Estate Equities..........................................        56,857,000        56,857,000
  Investment in Partnerships..................................................         9,524,000         9,524,000
                                                                                ----------------  ----------------
      Total Long-Term.........................................................        74,007,000        74,007,000
                                                                                ----------------  ----------------
  Total Invested Assets.......................................................  $    310,588,000       309,973,000
                                                                                ----------------
                                                                                ----------------
    Less Deferred Fees........................................................                            (496,000)
                                                                                                  ----------------
  Total Invested Assets.......................................................                    $    309,477,000
                                                                                                  ----------------
                                                                                                  ----------------

                           MORTGAGE AND REALTY TRUST
                     NON-EARNING IN-SUBSTANCE FORECLOSURES
               AND NON-EARNING FORECLOSED PROPERTY HELD FOR SALE
                 (BY GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE)
                               SEPTEMBER 30, 1994
                                 (000 OMITTED)

                                                                       RETAIL    INDUSTRIAL  OFFICE
                                                                       CENTER     CENTER    BUILDING     TOTAL
                                                                      ---------  ---------  ---------  ---------
California..........................................................  $  --      $  10,513  $  10,031  $  20,544
Massachusetts.......................................................      5,039      2,712      1,027      8,778
New Hampshire.......................................................     --          5,157     --          5,157
New Jersey..........................................................     --         --          5,392      5,392
Pennsylvania........................................................     --          2,609     --          2,609
                                                                      ---------  ---------  ---------  ---------
                                                                      $   5,039  $  20,991  $  16,450  $  42,480
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

                           MORTGAGE AND REALTY TRUST
          GEOGRAPHIC DISTRIBUTION OF INVESTMENTS BY COMMITTED AMOUNTS
                               SEPTEMBER 30, 1994

                                                                                     RETAIL     RESEARCH &
STATE               APARTMENTS     HOTEL     INDUSTRIAL     OFFICE     RESIDENTIAL  BUILDINGS   DEVELOPMENT     TOTALS        %
- ------------------  -----------  ----------  -----------  -----------  ----------  -----------  -----------  ------------  -------
Arizona...........                           $ 4,384,479                                                     $  4,384,479    1.41%
California........  $   254,283               41,353,733  $23,332,370  $   74,197  $62,855,920  $24,132,073   152,002,576   49.07%
Colorado..........                                                         37,924      204,931                    242,855    0.08%
Delaware..........                                                        204,312                                 204,312    0.07%
Georgia...........                                                         62,752                                  62,752    0.02%
Indiana...........    4,315,288                                                                                 4,315,288    1.39%
Maine.............    7,690,408                                                                                 7,690,408    2.48%
Maryland..........                                          9,211,305     816,481                              10,027,786    3.24%
Massachusetts.....                             5,420,203    5,282,263                3,639,943                 14,342,409    4.63%
Michigan..........    6,694,782                                                                                 6,694,782    2.16%
Minnesota.........                             2,341,987                                         2,840,655      5,182,642    1.67%
Missouri..........    9,006,582                                                                                 9,006,582    2.91%
Nevada............               $3,060,000                                                                     3,060,000    0.99%
New Hampshire.....                             5,157,610                             1,398,963                  6,556,573    2.12%
New Jersey........                                          5,391,693                                           5,391,693    1.74%
Oregon............                                          6,976,545                                           6,976,545    2.25%
Pennsylvania......                            24,108,284   21,077,135               13,856,155   9,872,505     68,914,079   22.24%
Virginia..........                                                        138,676                                 138,676    0.04%
Washington........                             4,633,272                                                        4,633,272    1.49%
                    -----------  ----------  -----------  -----------  ----------  -----------  -----------  ------------  -------
Totals............  $27,961,343  $3,060,000  $87,399,568  $71,271,311  $1,334,342  $81,955,912  $36,845,233  $309,827,709
                    -----------  ----------  -----------  -----------  ----------  -----------  -----------  ------------
                    -----------  ----------  -----------  -----------  ----------  -----------  -----------  ------------
Percentage........        9.02%       0.99%       28.20%       23.00%       0.43%       26.47%      11.89%                 100.00%
                    -----------  ----------  -----------  -----------  ----------  -----------  -----------                -------
                    -----------  ----------  -----------  -----------  ----------  -----------  -----------                -------

NON-EARNING INVESTMENTS, DELINQUENT EARNING LOANS AND FORECLOSED PROPERTIES

    EARNING MORTGAGE LOANS MORE THAN 60 DAYS DELINQUENT -- The Trust generally considers loans as delinquent if payment of interest and/or principal, as required by the term of the note, is more than 60 days past due. At September 30, 1994, there were no loans which were so delinquent as to principal and/or interest.

    NON-EARNING MORTGAGE LOANS -- At September 30, 1994, there were no loans classified as non-earning.

    NON-EARNING IN-SUBSTANCE FORECLOSURES -- A loan is considered an in-substance foreclosure if (1) the debtor has little or no equity considering the fair value of the collateral, (2) proceeds for the repayment can be expected to come only from operation or sale of the collateral, and (3) the debtor has either formally or effectively abandoned control of the collateral. In-substance foreclosures are classified as non-earning if they do not produce a minimum annualized return of 5% or greater cash flow yield for two consecutive calendar quarters. At September 30, 1994, there were two loans classified as non-earning in-substance foreclosed which totalled $10,198,000. Descriptions of the two investments are as follows:

    (1) The Trust has a first mortgage loan on six industrial buildings totalling 157,480 square feet located in Chula Vista, California. The loan was classified as non-earning in-substance foreclosed in April 1994. The property is currently 74% leased and occupied.

    (2) The Trust has a first mortgage loan on 10 industrial buildings containing 106,663 square feet located in Chino, California. The loan was placed on non-earning status in June 1993 and reclassified as non-earning in-substance foreclosed in September 1994. The property is currently 77% leased and occupied.

    NON-EARNING PROPERTIES ACQUIRED THROUGH FORECLOSURE AND HELD FOR SALE -- At September 30, 1994, there were eleven non-earning properties acquired through foreclosure and held for sale which totalled $32,282,000. Descriptions of the eleven investments are as follows:

     (1) The Trust had a first mortgage loan on an office/warehouse building containing 119,000 square feet located in Hopkinton, Massachusetts. The Trust acquired title to this property in January 1991. The project is currently unleased.

     (2) The Trust had a first mortgage loan on a retail shopping center containing 111,339 square feet located in Fairhaven, Massachusetts. The Trust acquired title to this property in April 1991. The project is currently 30% leased and occupied. Subsequent to September 1994, a 20 year lease with Shaw's Supermarkets, Inc. for a 65,000 square feet supermarket anchor store was completed, with occupancy expected in mid-1995, which will result in the project being 88% leased and occupied.

     (3) The Trust had a first mortgage loan on a 3-story office building containing 37,800 square feet located in Piscataway, New Jersey. The Trust acquired title to this property in August 1991. The project is currently 80% leased and occupied.

     (4) The Trust had a first mortgage loan on an industrial building containing 57,900 square feet located in Framingham, Massachusetts. The Trust acquired title to this property in April 1992. The property is currently 65% leased and occupied.

     (5) The Trust had a first mortgage loan on two adjoining office buildings containing 39,087 square feet located in Woodland Hills, California. The Trust acquired title to this property in May 1992. The property is currently 80% leased and occupied.

     (6) The Trust had first and second mortgage loans on two office/industrial buildings containing 91,710 square feet and a 33,600 square foot warehouse building located in Salem, New Hampshire. The Trust acquired title to this property in August 1992. The project is currently 72% leased and occupied.

     (7) The Trust had a first mortgage loan on a manufacturing/warehouse building containing 251,090 square feet located in Moreno Valley, California. The Trust acquired title to this property in November 1992. The property is 100% leased to one tenant who will begin making rental payments in November 1994.

     (8) The Trust had a first mortgage loan on a 4-story office building containing 99,666 square feet located in Cherry Hill, New Jersey. The Trust acquired title to this property in November 1992. The project is currently 48% leased and occupied.

     (9) The Trust had a first mortgage loan on an industrial building containing 120,000 square feet located in Willow Grove, Pennsylvania. The Trust acquired title to this property in June 1993. The project is currently unleased.

    (10) The Trust had a first mortgage loan on a 2-story office building containing 30,000 square feet located in Sudbury, Massachusetts. The Trust acquired title to this property in June 1993. The property is currently unleased.

    (11) The Trust had a first mortgage loan on 21,600 square feet of vacant land located in Los Angeles, California. The Trust acquired title to this property in June 1994.

ALLOWANCE FOR LOSSES

    An allowance for losses is maintained based upon the Trustees' evaluation of the Trust's investments. A review of all investments is made quarterly to determine the adequacy of the allowance for losses. During the Trust's fiscal year ended September 30, 1994, there were additions of $2,000,000 to the allowance for losses and there were charges of $378,000, net of recoveries, against the allowance.

The amount of the allowance for losses at September 30, 1994 was $13,430,000 (4.3% of the Trust's invested assets). For a description of the Trust's method of determining the allowance for losses, see Notes 1 and 3 of Notes to the Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME            AGE          POSITIONS AND OFFICES WITH THE TRUST
- ---------------------   ---   --------------------------------------------------
Victor H. Schlesinger   69    Chairman and Trustee
C. W. Strong, Jr.       65    President, Chief Executive Officer and Trustee
                              Executive Vice President and Chief Operating
James A. Dalton         51    Officer
Daniel F. Hennessey     53    Treasurer and Chief Financial Officer
Donald W. Burnes, Jr.   45    Senior Vice President
Douglas R. Eckard       48    Senior Vice President

    The officers of the Trust serve a one-year term of office and are elected to their positions each year by the Trustees at the annual organization meeting of Trustees which normally immediately follows the annual meeting of shareholders. All of the foregoing were last elected as officers at such meeting on February 10, 1993, with Mr. Eckard being promoted from Vice President to Senior Vice President on August 17, 1993. Messrs. Schlesinger, Strong and Hennessey have served as officers of the Trust for more than the past five years. Messrs. Dalton and Eckard were first elected as officers of the Trust on September 20, 1989 in connection with the Trust becoming self-administered. Mr. Burnes was first elected as an officer of the Trust on February 14, 1990. From 1982 to 1989, Mr. Dalton was the President of GMAC Realty Advisors. From 1984 to 1989, Mr. Eckard was a Vice President of GMAC Realty Advisors. GMAC Realty Advisors advised the Trust prior to its becoming a self-administered REIT in 1989. From 1981 to August 1989 Mr. Burnes was a Senior Vice President of Heller Financial Incorporated. From August 1989 to December 1989 Mr. Burnes was a Vice President at Sun State Savings in Arizona.

ITEM 2.  PROPERTIES.

    The Trust's real estate portfolio consists primarily of equity investments in completed, income-producing properties such as industrial/research and development buildings, office buildings and retail buildings located primarily in southern California and mid-atlantic states.

    The Trust's real estate portfolio at September 30, 1994 (net of accumulated depreciation) consists of the following investments:

                                                                     NUMBER OF     INVESTMENT     % OF
TYPE OF PROPERTIES                                                  PROPERTIES       AMOUNT       TOTAL
- ----------------------------------------------------------------  ---------------  -----------  ---------
                                                                              (IN THOUSANDS)
Apartments......................................................             3     $    21,012        13%
Office Buildings................................................            13          56,655        34%
Industrial Buildings............................................            12          46,741        28%
Retail Buildings................................................             4          36,707        22%
Research and Development Buildings..............................             2           5,985         3%
                                                                            --
                                                                                   -----------  ---------
                                                                            34     $   167,100       100%
                                                                            --
                                                                            --
                                                                                   -----------  ---------
                                                                                   -----------  ---------

    The Trust does not own any real property for use in connection with its day-to-day operations. Office space for the Trust's principal office at 8380 Old York Road, Suite 300, Elkins Park, Pennsylvania is leased for a three-year term ending August 31, 1995. The Trust's only other office, located at 3500 West Olive Avenue, Suite 600, Burbank, California, is leased for a five-year term ending October 31, 1995. The total rental expense for the fiscal year ended September 30, 1994 for both properties was $345,000. The Trust has become, and may from time to time become, the owner or lessor of real estate in connection with its investment and lender activities. See Item 1, "Business -- Investments."

ITEM 3.  LEGAL PROCEEDINGS.

    A discussion of events surrounding the Trust's bankruptcy filing and an explanation of the material terms of the Trust's reorganization under the 1991 Plan are set forth in the section entitled "Previous Chapter 11 Proceeding and the Plan of Reorganization" under Item 1 above. Notwithstanding the confirmation of the 1991 Plan, as of September 30, 1994, the bankruptcy court continued to have jurisdiction to, among other things, resolve disputes that may arise under the 1991 Plan; however, the bankruptcy case relating to the 1991 Plan was closed on November 4, 1994 pursuant to a final order of the bankruptcy court and the official equity security holders' committee officially disbanded on November 22, 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS.

    (a)  MARKET PRICE AND DIVIDENDS

    The  Trust's Common  Shares are  listed for  trading on  the New  York Stock
Exchange and the Pacific Stock Exchange under the symbol MRT. The following table shows the high and low sales prices for each fiscal quarter during the past two years and dividends declared attributable to such quarters:

                                                                       HIGH        LOW       DIVIDENDS
                                                                     ---------  ---------  -------------
1994
  First Quarter....................................................  $     5/8  $     3/8    $     -0-
  Second Quarter...................................................        5/8        3/8          -0-
  Third Quarter....................................................        1/2        3/8          -0-
  Fourth Quarter...................................................        1/2        1/4          -0-
1993
  First Quarter....................................................  $   1 3/8  $     7/8    $     -0-
  Second Quarter...................................................      2 1/2      1 1/4          -0-
  Third Quarter....................................................      1 7/8        3/8          -0-
  Fourth Quarter...................................................        7/8        3/8          -0-

    The Trust incurred net operating losses for tax purposes in fiscal 1991, 1992, 1993 and 1994, all of which will be available as a loss carryforward to future years' taxable income. (See Note 1 of Notes to the Financial Statements
- -- "Income Taxes" regarding limitation of net operating losses.)

    (b)  HOLDERS OF COMMON SHARES

    There were approximately 5,348 record holders of the Trust's Common Shares at December 14, 1994.

    (c) The Trust did not declare or pay any dividends during the fiscal year ended September 30, 1994 or the fiscal year ended September 30, 1993. In addition, the Indenture governing the Senior Notes prohibits the Trust from paying any dividends to shareholders other than dividends required for the Trust to maintain its REIT status and inadvertent overpayments of such dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                           MORTGAGE AND REALTY TRUST
                            SELECTED FINANCIAL DATA
                            YEARS ENDED SEPTEMBER 30

                                         1994              1993              1992              1991              1990
                                   ----------------  ----------------  ----------------  ----------------  ----------------
OPERATING DATA
Total income.....................  $     36,277,000  $     38,342,000  $     42,009,000  $     56,253,000  $     68,233,000
Interest and other operating
 expenses........................        47,668,000        43,967,000        42,077,000        51,736,000        47,601,000
Depreciation and amortization....         5,839,000         5,500,000         4,470,000         3,062,000         2,391,000
Loss before provision for losses,
 reorganization expenses and gain
 on sales of real estate.........       (17,230,000)      (11,125,000)       (4,538,000)        1,455,000        18,241,000
Provision for losses.............         2,000,000        37,000,000        32,000,000        33,000,000        23,790,000
Reorganization expenses, net.....         2,360,000         5,844,000           934,000         4,352,000         5,051,000
Gain on sale of real estate......                           --                --                  244,000           244,000
Net loss.........................       (21,590,000)      (53,969,000)      (37,472,000)      (35,653,000)      (10,356,000)

PER SHARE DATA
Net loss.........................            $(1.92)           $(4.87)           $(3.38)          $ (3.22)           $ (.94)
Dividends........................               -0-               -0-               -0-               -0-               .45
Book value.......................              1.79              3.71              8.63             12.01             15.23

BALANCE SHEET DATA
Total assets.....................  $    364,244,000  $    353,874,000  $    427,268,000  $    514,754,000  $    595,640,000
Invested assets..................       309,477,000       347,526,000       424,394,000       505,600,000       547,480,000
Allowance for losses.............        13,430,000        11,808,000        19,353,000        14,707,000        10,792,000
Senior Notes.....................       290,000,000       290,000,000       312,000,000       374,000,000       403,884,000
Loan on equity investment........        17,593,000        17,572,000        15,515,000         --                --
Shareholders' equity.............        20,033,000        41,623,000        95,592,000       133,064,000       168,717,000
Debt/equity ratio (1)............      13.97:1            7.15:1            3.30:1            2.70:1            2.21:1

- ------------------------
(1)  Includes interest payable and is reduced by cash and cash equivalents.

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

    Due to continued lack of liquidity in the real estate marketplace, the Trust has not been able to meet payment and other obligations on its outstanding debt. See Item 1, "Business" for additional information regarding current debt service requirements and events of default.

    Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, 1993 and September 30, 1993, 358% at December 31, 1993 and March 31, 1994, and 313% at June 30, 1994 and September 30, 1994, and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 113% at June 30, 1993 and September 30, 1993, 116% at December 31, 1993 and March 31, 1994 and 117% at June 30, 1994 and September 30, 1994. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. However, on May 26, 1993, the Trust received from the holders of more than 66-2/3% in principal amount of Senior Notes a waiver relating to the March 31 default.

    Management has continued discussions with the representatives of the creditors to explore various alternatives for restructuring the outstanding debt
obligations.  The  Trust's   present  intention   is  to   reach  a   consensual
restructuring agreement. If such an agreement cannot be reached with the Trust's debt holders, the Trust will have to consider other alternatives, including the filing of a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. Although the holders of more than 66-2/3% of the Trust's debt securities had agreed with the Trust to temporarily forebear further creditor action on the defaults for a defined standstill period, such standstill period expired on December 3, 1993. The Company believes that no further extension of the standstill will be granted. The Trust intends, therefore, to continue to operate its business and seek Senior Note holder consent on an ad hoc basis as such consent is required. Although the Trust believes that such consents, if requested, would be in the best interest of the Trust, its shareholders and the Senior Note holders, there can be no assurance that the Trust will obtain sufficient consents as they are required. Currently, the Trust is in default under the Indenture and has continued to suspend payments on the Senior Notes. Consequently, there can be no assurance that the Indenture Trustee and the Collateral Agents will not take remedial or enforcement action, including acceleration of the Senior Notes and foreclosure. If it becomes impossible for the Trust to continue operations under such circumstances, it may be necessary for Mortgage and Realty Trust to explore other alternatives, including seeking relief under chapter 11 of the Bankruptcy Code. See Item 1, "Business -- General
- -- Current Debt Service Requirements and Defaults and Forecast In Operating Cash Flow" and "-- Subsequent Events."

    At September 30, 1994, the Trust had cash and cash equivalents of $60.3 million. Included in cash and cash equivalents are $1.4 million of restricted cash which represents the funding of the employee retention plan and $1.9 million related to borrowers' deposits. The Trust's unfunded loan commitments totalled $615,000 at September 30, 1994.

    RESULTS OF OPERATIONS -- The Trust reported a net loss for fiscal 1994 of $21.6 million or $1.92 per share compared to a net loss of $54.0 million or $4.87 per share for fiscal 1993 and a net loss of $37.5 million or $3.38 per share for fiscal 1992. The 1994 loss includes a provision for losses of $2.0 million or $.18 per share and net expense for reorganization and debt restructuring items of $2.4 million or $.21 per share compared to a provision for losses of $37 million or $3.34 per share and net expense for reorganization and debt restructuring items of $5.8 million or $.53 per share for the 1993 loss and a provision for losses of $32.0 million or $2.89 per share and net expense for reorganization and debt restructuring items of $934,000 or $.08 per share for the 1992 loss.

    Interest and fee income on mortgage loans was $14.7 million for fiscal 1994 compared to $19.0 million in fiscal 1993. The decrease results primarily from a reduction in average earning mortgage loans (including earning in-substance foreclosures) which totalled $131.4 million at September 30, 1994 compared to $168.7 million at September 30, 1993. Since September 30, 1993, earning mortgage loans of approximately $13.1 million have been transferred to investment in real estate and $25.5 million have been repaid. Interest and fee income decreased from $26.2 million in fiscal 1992 to $19 million in fiscal 1993. The decrease resulted primarily from repayment of earning mortgage loans and transfer of mortgage loans to in-substance foreclosure, foreclosed properties and investments in partnerships.

    Rental income was $18.4 million for fiscal 1994 compared to $17.4 million in fiscal 1993 and $13.7 million in fiscal 1992. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $1.7 million, $1.6 million and $1.3 million for fiscal 1994, 1993 and 1992, respectively. Operating expenses and depreciation and amortization on rental properties increased to $15.7 million for both fiscal 1994 and 1993 compared to $12.3 million for fiscal 1992. The increases in income and expenses on rental properties results from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

    Interest on short-term investments was $1.2 million for fiscal 1994, $237,000 for fiscal 1993 and $537,000 for fiscal 1992. The increase was due to the continuing accumulation of available cash. Available cash increased due to:
(1) no payment of principal and interest on the Secured Notes since September 30, 1993 and (2) a net increase of $32.4 million in cash provided by investing activities.

    Interest expense decreased from $29 million in 1992 and $28.5 million in 1993 to $33.0 million in fiscal 1994. This was due primarily to an increase in the average borrowing rate from 8.34% in 1992 and 9.23% in 1993 to 10.73% in 1994. Offsetting the increase, the average borrowings decreased from $336.4 million in 1992 and $293.2 million in 1993 to $290 million in 1994. At September 30, 1994, the blended interest rate on the Senior Notes was 12.12%, composed of interest at 11.50% on $200 million of Senior Notes (including default interest at 1%) and 13.50% on $90 million of deferred amounts of Senior Notes (including default interest at 1%). The entire unamortized cost of restructuring of the Senior Notes was charged off during fiscal 1993 as a result of the monetary default. The Trust expensed $3.4 million in fiscal 1993, of which $2.4 million related to the acceleration of costs due to the June 1993 monetary default. Prior to the default, these costs were being amortized using the interest method over the term of the debt.

    Other operating expenses were $4.8 million for fiscal 1994 compared to $5.3 million for both fiscal 1993 and 1992. The decrease in other operating expenses was due primarily to decreases in professional fees and expenses.

    Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $2.4 million for the fiscal year ended September 30, 1994, which reflects professional fees incurred by the official creditors' committee, the official equity security holders' committee and the Trust. Reorganization expenses were $5.8 million for the fiscal year ended September 30, 1993, which reflects professional fees and restructuring fees charged off as a result of the monetary defaults on the Senior Notes. Reorganization expenses were $934,000 for the fiscal year ended September 30, 1992.

    A $2 million provision for losses was established in the current fiscal year compared to a provision of $37 million in 1993. A $32 million provision for losses was established in fiscal 1992. Continued deterioration in many real estate markets during the past years, the continuing liquidity crisis in the real estate industry and the Trust's requirement to generate cash and liquidate investments contributed in 1993 and 1992 to the establishment of large provision for losses based on the Trust's regular analysis of the portfolio. The Trustees believe the allowance for losses to be adequate at September 30, 1994. The Trustees review the investment portfolio quarterly using current estimates and assumptions to determine the adequacy of the allowance for losses. The estimates and assumptions used in the valuation process are subject to changes which may be material.

    Non-earning loans (including non-earning in-substance foreclosures) and non-earning properties acquired through foreclosure and held for sale were $42.5 million at September 30, 1994 compared to $58.8 million at September 30, 1993 and $76.3 million at September 30, 1992.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data are as set forth in the "Index to Financial Statements" on page 26.

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

                             POSITIONS
   NAME, AGE AND YEAR        WITH THE
  FIRST BECAME TRUSTEE         TRUST                PRINCIPAL OCCUPATIONS AND OTHER DIRECTORSHIPS (1)(2)
- -------------------------  -------------  ------------------------------------------------------------------------
Victor H. Schlesinger      Chairman,      Chairman of the Trust (February 1991-Present); President and Chief
69 years                     Trustee       Executive Officer (1971-1989), Chairman (1980-1990), GMAC Mortgage
1970                                       Corporation and predecessor companies.
C. W. Strong, Jr.          President,     President and Chief Executive Officer of the Trust.
65 years                     Trustee
1984
Jeffrey M. Bucher          Trustee        Of Counsel, Bryan Cave, Attorneys (January 1993-Present); Partner,
61 years                                   Pepper, Hamilton & Scheetz, Attorneys (February 1990-December 1992);
1979                                       Partner, Lillick & McHose, Attorneys (July 1987-February 1990);
                                           Director of Dai-Ichi Kangyo Bank of California.
Kent L. Colwell            Trustee        President of Transamerica Realty Services, Inc.; Vice President -- Real
63 years                                   Estate Services of Transamerica Corporation.
1986
James M. Gassaway          Trustee        Retired; Director of Strawbridge & Clothier.
72 years
1971
John E. Krout              Trustee        Retired; Director of Germantown Savings Bank (1971-April 1992).
74 years
1970
Gerhard N. Rostvold        Trustee        Economist, Urbanomics Research Associates; Consultant to business,
75 years                                   industry and government.
1979

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

ITEM 11.  TRUSTEE AND EXECUTIVE COMPENSATION.

    COMPENSATION OF NON-OFFICER TRUSTEES

    During the fiscal year ended September 30, 1994, the Trustees, other than Messrs. Strong and Schlesinger, received as compensation for their services as Trustees an annual retainer of $10,000 plus $800 for each regular, monthly Trustee meeting attended in person or conducted by telephone conference; $600 for each committee meeting attended in person; and $400 for any Trustee or committee meeting, other than the regular, monthly Trustee meeting, convened by telephone conference; provided that no additional compensation was paid for attendance at any committee meeting held on the same day as any Trustee meeting. An additional $100 fee was payable per meeting to the chairman of any committee.

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

    The following table sets forth, for the fiscal years ended September 30, 1994, 1993 and 1992, the compensation paid by the Trust to its chief executive officer and its four next most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM COMPENSATION
                                                                                   -----------------------------
                                                                                          AWARDS
                                                                                   --------------------  PAYOUTS
                                         ANNUAL COMPENSATION (1)                   RESTRICTED            -------
                         --------------------------------------------------------    STOCK                LTIP     ALL OTHER
       NAME AND                         SALARY        BONUS        OTHER ANNUAL     AWARD(S)   OPTIONS/  PAYOUTS  COMPENSATION
  PRINCIPAL POSITION     FISCAL YEAR    ($)(2)         ($)       COMPENSATION ($)     ($)      SARS (#)    ($)       ($)(3)
- -----------------------  -----------  -----------   ----------   ----------------  ----------  --------  -------  ------------
C.W. Strong, Jr.,              1994   $175,000          --              --             --         --       --     $   3,000
 President and Chief           1993    175,000          --              --             --         --       --         3,000
 Executive Officer             1992    250,000          --              --             --       25,000     --         3,000
Victor H Schlesinger,          1994   $100,000          --              --             --         --       --     $   3,000
 Chairman                      1993    100,000          --              --             --         --       --         3,000
                               1992     27,500(4)       --              --             --       23,500     --         1,650
James A. Dalton,               1994   $188,348      $25,000(5)          --             --         --       --     $   3,000
 Executive Vice                1993    181,104       20,000             --             --         --       --         3,000
 President and Chief           1992    177,511       90,000(6)          --             --       25,000     --         3,000
 Operating Officer
Daniel F. Hennessey,           1994   $129,488      $20,000(5)          --             --         --       --     $   3,000
 Treasurer and Chief           1993    124,508       20,000             --             --         --       --         3,000
 Financial Officer             1992    122,038       65,000(6)          --             --       20,000     --         3,000
Donald W. Burnes, Jr.          1994   $120,595      $30,000(5)          --             --         --       --     $   3,000
 Senior Vice                   1993    114,448       30,000             --             --         --       --         3,000
 President                     1992    113,114       65,000(6)          --             --       15,000     --         3,000

- ------------------------------
(1) In the fiscal year ended September 30, 1994, the Trust provided certain personal benefits to its executive officers. The amount of such benefits to each of the named individuals did not exceed the lesser of $50,000 or 10% of salary and bonus for such fiscal year.
(2) Includes salary deferrals and employee contributions to the Trust's Savings Incentive Plan.
(3) Includes the Trust's matching contributions under the Trust's Savings Incentive Plan. See "Savings Incentive Plan" below.
(4)  Represents fees received as Chairman and Trustee.
(5) Does not include bonus for calendar 1994 which was paid in November 1994. The bonuses were: for Mr. Dalton $25,000; for Mr. Hennessey $20,000; and for Mr. Burnes $25,000.
(6) Includes retention bonus of $75,000, $50,000 and $35,000 for Messrs. Dalton, Hennessey and Burnes, respectively.

    The following table sets forth aggregate option exercises during the fiscal year ended September 30, 1994 and option values for the chief executive officer and the four next most highly compensated executive officers as of September 30, 1994.

      AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED SEPTEMBER 30, 1994
                            AND FY-END OPTION VALUES

                                                                                    VALUE OF
                                                                     NUMBER OF     UNEXERCISED
                                                                    UNEXERCISED   IN-THE-MONEY
                                                                    OPTIONS AT     OPTIONS AT
                                                                    FY-END (#)     FY-END ($)
                                                                   -------------  -------------
                             SHARES ACQUIRED ON        VALUE       EXERCISABLE/   EXERCISABLE/
           NAME                 EXERCISE (#)       REALIZED ($)    UNEXERCISABLE  UNEXERCISABLE
- ---------------------------  -------------------  ---------------  -------------  -------------
C.W. Strong, Jr.                     --                 --         34,000/-0-          0/0
Victor H. Schlesinger              --                  --          29,500/-0-          0/0
James A. Dalton                    --                  --          74,000/-0-          0/0
Daniel F. Hennessey                --                  --          57,500/-0-          0/0
Donald W. Burnes, Jr.              --                  --          35,000/-0-          0/0

    EMPLOYEES' RETIREMENT PLAN

    On September 20, 1989, the Trustees adopted an Employees' Retirement Plan effective September 30, 1989. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 (as amended on July 20, 1994, and as may be further amended, the "Retirement Plan"). The Retirement Plan continues the benefits provided to employees of the Trust who were formerly employees of GMAC Realty Advisors, Inc. All other employees are eligible to participate in the Retirement Plan provided that they are at least 21 years of age and have been employed for twelve consecutive months, during which period the employee has completed at least 1,000 hours of service. Under the Retirement Plan, each eligible employee after completing five years of vesting service becomes 100% vested and entitled to a retirement pension. Benefits can be paid as a lump sum or as an annual retirement income for life equal to the greater of (a) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of years of credited service up to and including 35 thereof and (ii) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 35 thereof or (b) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of credited service up to and including 15 thereof; (ii) 1.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 16 to 25 years inclusive; (iii) 0.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 26 to 35 years inclusive; and (iv) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 25 thereof.

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

    For the fiscal year ended September 30, 1994, the base salary for purposes of the Retirement Plan for the executive officers named in the Summary Compensation Table is set forth in the salary column of the Summary Compensation Table. Officers named in the Summary Compensation Table have been credited with years of service under the Retirement Plan as follows: Mr. Dalton, 12 years; Mr. Hennessey, 23 years; Mr. Burnes, 5 years. Mr. Schlesinger and Mr. Strong do not participate in the Retirement Plan.

    The benefits listed in the Pension Plan Table are not subject to reduction for Social Security or other offset amounts.

    SAVINGS INCENTIVE PLAN

    On September 20, 1989, the Trustees adopted a Savings Incentive Plan effective September 30, 1989, to provide retirement benefits for eligible employees of the Trust. On December 16, 1992, the Trustees amended and restated the Savings Incentive Plan effective January 1, 1992 (as amended, the "Savings Plan"). The Savings Plan continues the benefits provided under the GMAC Mortgage Corporation Savings Incentive Plan to employees of the Trust who were formerly employees of the Adviser. All other employees of the Trust are eligible to participate in the Savings Plan provided that they have been employed for twelve consecutive months, during which period the employee has completed at least 1,000 hours of service. Under the Savings Plan, each eligible employee may authorize payroll deductions not less than 1% nor more than 15% of the employee's earnings before bonus income, not to exceed the dollar limit permissible under the Code ($9,240 in 1994). The Trust will match each employee's contribution for the payroll period, subject to a limitation of 6% of the employee's compensation for the payroll period, with the maximum amount of contribution by the Trust in any year being $3,000.

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

    The second portion of the Retention Plan included a retention bonus plan which provided for the aggregate payment of up to $350,000 to employees who remained in the employ of the Trust until February 27, 1992, a period of one year from the date of the confirmation of the Plan of Reorganization. A separate trust was funded for the payment of these benefits. The retention bonus was paid on February 28, 1992.

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

    The final portion of the Retention Plan is an incentive program which may provide total incentive payments during the period the Class 3 Creditor Obligations (Senior Notes) are outstanding of not more than $1,250,000. For calendar year 1991, the program was based on an incentive pool calculated as follows: At June 30, 1991, if the Class 3 Creditor Obligations (Senior Notes) were no greater than $380,000,000 (the maximum amount allowed under the 1991 Plan without any deferrals), $75,000 would be deposited in the pool with an added $5,000 for each full $1,000,000 that the Class 3 Creditor Obligations (Senior Notes) were reduced before that amount. There was eliminated from this calculation voluntary repayments by the Trust which reduced cash on hand below $15,000,000. As a result, $95,000 was deposited in the pool. At December 31, 1991, if the Class 3 Creditor Obligations (Senior Notes) were no greater than $340,000,000, $125,000 would be deposited in the pool with an added $5,000 for each full $1,000,000 that the Class 3 Creditor Obligations (Senior Notes) are below that amount after deducting any amounts credited at June 30, 1991. As a result, $125,000 was deposited in the pool. On September 16, 1992, the Compensation and Nominating Committee approved a continuation of the incentive program for calendar year 1993 based on a similar formula for reducing the outstanding Senior Notes. Under this incentive program, because the Senior Notes were no greater than $290,000,000 at December 31, 1992, $125,000 was deposited in the pool. The amounts paid from the pool to the named executive officers for the fiscal years ended September 30, 1994, 1993 and 1992 are included in the Summary Compensation Table. The form and amount of this program for future years will be at the discretion of the Compensation and Nominating Committee.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Bucher, Colwell, Gassaway, Krout and Rostvold served as members of the Trust's Compensation and Nominating Committee during the Trust's fiscal year ended September 30, 1994. None of such individuals was, during such fiscal year, an officer or employee of the Trust, was formerly an officer of the Trust or had any relationship requiring disclosure by the Trust under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of December 14, 1994, to the Trust's knowledge, no person or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) owned beneficially 5% or more of the Common Shares of the Trust (the "Shares").

    The table below sets forth the number of Shares beneficially owned: by each Trustee; by each executive officer named in the summary compensation table; and by the Trustees and officers as a group as of December 14, 1994. As of such date, no individual Trustee or officer had beneficial ownership of 1% or more of the outstanding Shares and all Trustees and officers as a group beneficially owned 3.5% of the outstanding Shares. Except as indicated by footnote, the Trustees and named executive officers have sole voting and investment power with respect to any Shares beneficially owned by them.

                                                                                         BENEFICIAL
                                                                                        OWNERSHIP AT
                                                                                      DECEMBER 14, 1994
                                                                                     -------------------
Victor H. Schlesinger..............................................................        32,038(1)
C. W. Strong, Jr...................................................................        29,914(2)
Jeffrey M. Bucher..................................................................         8,600(3)
Kent L. Colwell....................................................................        11,650(3)(4)
James M. Gassaway..................................................................        13,302(3)
John E. Krout......................................................................         8,612(3)
Gerhard N. Rostvold................................................................        10,648(3)
James A. Dalton....................................................................        71,880(5)(6)
Daniel F. Hennessey................................................................        50,569(7)
Donald W. Burnes, Jr...............................................................        35,000(8)
All Trustees and officers as a group (21 persons)..................................       397,538(9)

- ------------------------
(1) 23,500 of the Shares reported as beneficially owned by Mr. Schlesinger are obtainable upon exercise of options.
(2) 25,000 of the Shares reported as beneficially owned by Mr. Strong are obtainable upon exercise of options.
(3) 7,500 of the Shares reported as beneficially owned by each of Messrs. Bucher, Colwell, Gassaway, Krout and Rostvold are obtainable upon exercise of options.
(4) 3,500 of the Shares reported as beneficially owned by Mr. Colwell are held in a family trust of which Mr. Colwell and his wife are co-trustees.

(5) 65,000 of the Shares reported as beneficially owned by Mr. Dalton are obtainable upon exercise of options.
(6) 450 of the Shares reported as beneficially owned by Mr. Dalton are owned by Mr. Dalton's wife and 2,054 of the Shares reported as beneficially owned by Mr. Dalton are held in a trust for the benefit of his children. Mr. Dalton and his wife are co-trustees of the trust.
(7) 50,000 of the Shares reported as beneficially owned by Mr. Hennessey are obtainable upon exercise of options.
(8) All of the Shares reported as beneficially owned by Mr. Burnes are obtainable upon exercise of options.
(9) Includes 242,004 Shares reported as beneficially owned by Trustees and executive officers as described in the footnotes above and 112,500 Shares obtainable upon exercise of options by officers of the Trust who are not named in the foregoing table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  DOCUMENTS FILED AS A PART OF THE REPORT.

    The following documents are filed as part of this report.

    1.  Financial Statements.

    The financial statements of the Trust are set forth in the "INDEX TO FINANCIAL STATEMENTS" on page 26.

    2.  Financial Statement Schedules.

    3.  Exhibits.

    (a)  Exhibits are as set forth in the "INDEX TO EXHIBITS" on pages 48-49.

    (b) REPORTS ON FORM 8-K. On August 3, 1994, the Registrant filed a current report on Form 8-K regarding the Trust's unaudited operating results for the third quarter ended June 30, 1994 and the failure to make scheduled payments on the Senior Notes. See also Item 1, "Business -- General -- Negotiations Regarding a Restructuring."

    (c) EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE. Exhibits are set forth in the "INDEX TO EXHIBITS" on pages 48-49. Where so indicated by footnote in the index, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. Copies of the exhibits are available to Shareholders upon payment of $.25 per page fee to cover the Trust's expenses in furnishing the exhibits. For copies contact: Mortgage and Realty Trust, 8380 Old York Road, Suite 300, Elkins Park, Pennsylvania 19027.

    (d) Financial Statement Schedules, except those indicated in the "INDEX TO FINANCIAL STATEMENTS" on page 26, have been omitted because the required information is included in the financial statements or notes thereto, or the amounts are not significant.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORTGAGE AND REALTY TRUST

Date: December 29, 1994                         By: /s/C. W. STRONG, JR.
                                                ---------------------------------------------
                                                C. W. Strong, Jr.
                                                PRESIDENT

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

        /s/ VICTOR H. SCHLESINGER
- ----------------------------------------   Chairman and Trustee          December 29, 1994
          Victor H. Schlesinger

                                           President, Chief Executive
          /s/ C. W. STRONG, JR.             Officer and Trustee
- ----------------------------------------    (Principal Executive         December 29, 1994
            C. W. Strong, Jr.               Officer)

                                           Treasurer, Chief Financial
         /s/ DANIEL F. HENNESSEY            Officer (Principal
- ----------------------------------------    Financial and Accounting     December 29, 1994
           Daniel F. Hennessey              Officer)

          /s/ JEFFREY M. BUCHER
- ----------------------------------------   Trustee                       December 29, 1994
            Jeffrey M. Bucher

           /s/ KENT L. COLWELL
- ----------------------------------------   Trustee                       December 29, 1994
             Kent L. Colwell

          /s/ JAMES M. GASSAWAY
- ----------------------------------------   Trustee                       December 29, 1994
            James M. Gassaway

            /S/ JOHN E. KROUT
- ----------------------------------------   Trustee                       December 29, 1994
              John E. Krout

         /s/ GERHARD N. ROSTVOLD
- ----------------------------------------   Trustee                       December 29, 1994
           Gerhard N. Rostvold

                           MORTGAGE AND REALTY TRUST
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Auditors.............................................................................         27

Financial Statements

  Statement of Operations (Years ended September 30, 1994, 1993 and 1992)..................................         28

  Balance Sheet (September 30, 1994 and 1993)..............................................................         29

  Statement of Cash Flows (Years ended September 30, 1994, 1993 and 1992)..................................         30

  Statement of Shareholders' Equity (Years ended September 30, 1994, 1993 and 1992)........................         31

  Notes to the Financial Statements........................................................................         32

  Financial Statement Schedules

    Schedule XI -- Real Estate and Accumulated Depreciation and Amortization (September 30, 1994)..........         43

    Schedule XII -- Mortgage Loans on Real Estate (September 30, 1994).....................................         46

                         REPORT OF INDEPENDENT AUDITORS

Trustees and Shareholders
Mortgage and Realty Trust

    We have audited the accompanying balance sheets of Mortgage and Realty Trust at September 30, 1994 and 1993, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules referenced at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage and Realty Trust at September 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

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

                                          ERNST & YOUNG LLP

Philadelphia, Pennsylvania
November 17, 1994

                            STATEMENT OF OPERATIONS
                            YEARS ENDED SEPTEMBER 30

                                                                     1994             1993             1992
                                                                ---------------  ---------------  ---------------
Income:
  Interest and fee income on mortgage loans...................  $    14,725,000  $    19,027,000  $    26,261,000
  Income of rental properties:
    Rental income.............................................       18,495,000       17,368,000       13,733,000
    Operating expense reimbursement...........................        1,705,000        1,601,000        1,265,000
  Interest on short-term investments..........................        1,238,000          237,000          537,000
  Other.......................................................          114,000          109,000          213,000
                                                                ---------------  ---------------  ---------------
                                                                     36,277,000       38,342,000       42,009,000
                                                                ---------------  ---------------  ---------------
Expenses:
  Interest....................................................       33,002,000       28,510,000       28,956,000
  Expenses of rental properties:
    Depreciation and amortization.............................        5,839,000        5,500,000        4,470,000
    Operating.................................................        9,827,000       10,199,000        7,808,000
  Other operating expenses....................................        4,839,000        5,258,000        5,313,000
  Provision for losses on mortgage loans and related
   investments................................................        2,000,000       37,000,000       32,000,000
                                                                ---------------  ---------------  ---------------
                                                                     55,507,000       86,467,000       78,547,000
                                                                ---------------  ---------------  ---------------
Loss before reorganization expenses...........................      (19,230,000)     (48,125,000)     (36,538,000)
Reorganization expenses.......................................       (2,360,000)      (5,844,000)        (934,000)
                                                                ---------------  ---------------  ---------------
Net loss......................................................  $   (21,590,000) $   (53,969,000) $   (37,472,000)
                                                                ---------------  ---------------  ---------------
                                                                ---------------  ---------------  ---------------
Per Share:
  Net loss....................................................           $(1.92)          $(4.87)          $(3.38)
                                                                ---------------  ---------------  ---------------
                                                                ---------------  ---------------  ---------------
  Weighted average number of common shares outstanding........       11,226,000       11,080,000       11,076,000

                            See accompanying notes.

                                 BALANCE SHEET
                            YEARS ENDED SEPTEMBER 30

                                                                                      1994              1993
                                                                                ----------------  ----------------
                                                     ASSETS:
Mortgage loans and investments:
  Construction loans..........................................................  $      --         $      5,203,000
  Standing loans..............................................................        61,851,000        76,871,000
  Long-term amortizing loans..................................................         2,908,000         4,731,000
  Participating loans and investments.........................................         4,563,000        12,180,000
  Non-earning mortgage loans..................................................         --                5,208,000
                                                                                ----------------  ----------------
                                                                                      69,322,000       104,193,000
Notes receivable..............................................................           760,000           400,000
In-substance foreclosures:
  Earning.....................................................................        62,097,000        69,707,000
  Non-earning.................................................................        10,198,000        17,462,000
Real estate:
  Investments in real estate equities.........................................        56,857,000        57,213,000
  Properties acquired through foreclosure and held for sale:
    Earning...................................................................        68,437,000        52,586,000
    Non-earning...............................................................        32,282,000        36,134,000
  Investment in partnerships..................................................         9,524,000         9,831,000
                                                                                ----------------  ----------------
                                                                                     309,477,000       347,526,000
      Less allowance for losses...............................................       (13,430,000)      (11,808,000)
                                                                                ----------------  ----------------
                                                                                     296,047,000       335,718,000
Cash and cash equivalents.....................................................        60,332,000        11,451,000
Interest receivable and other assets..........................................         7,865,000         6,705,000
                                                                                ----------------  ----------------
                                                                                $    364,244,000  $    353,874,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                                                   LIABILITIES:

Senior Secured Notes..........................................................  $    290,000,000  $    290,000,000
Loan on equity investment.....................................................        17,593,000        17,572,000
Accounts payable and accrued expenses.........................................         4,050,000         4,267,000
Interest payable..............................................................        32,568,000           412,000
                                                                                ----------------  ----------------
                                                                                     344,211,000       312,251,000
                                                                                ----------------  ----------------

                                              SHAREHOLDERS' EQUITY:

Preferred shares, $1 par value: 3,500,000 shares authorized, none issued......         --                --
Common shares, $1 par value: 20,000,000 shares authorized, 11,226,000 shares
 issued and outstanding.......................................................        11,226,000        11,226,000
Additional paid-in capital....................................................       182,375,000       182,375,000
Accumulated deficit...........................................................      (173,568,000)     (151,978,000)
                                                                                ----------------  ----------------
      Total shareholders' equity..............................................        20,033,000        41,623,000
                                                                                ----------------  ----------------
                                                                                $    364,244,000  $    353,874,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                            See accompanying notes.

                            STATEMENT OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30

                                                                      1994             1993             1992
                                                                 ---------------  ---------------  --------------
Cash flows from operating activities:
  Net loss.....................................................  $   (21,590,000) $   (53,969,000) $  (37,472,000)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization on real estate...............        5,839,000        5,500,000       4,470,000
    Provision for losses.......................................        2,000,000       37,000,000      32,000,000
    Increase (decrease) in payables and accrued expenses.......         (217,000)         106,000      (3,529,000)
    Increase in interest payable...............................       32,156,000          412,000        --
    Decrease (increase) in receivables and other assets........       (1,160,000)       2,669,000        (641,000)
    Net change in interest reserves, deferred income...........         (582,000)        (934,000)       (426,000)
    Recoveries of charge offs to allowance for losses..........        1,019,000        --               --
    Other......................................................         (967,000)       --                366,000
                                                                 ---------------  ---------------  --------------
  Total adjustments............................................       38,088,000       44,753,000      32,240,000
                                                                 ---------------  ---------------  --------------
Net cash provided by (used in) operating activities............       16,498,000       (9,216,000)     (5,232,000)
                                                                 ---------------  ---------------  --------------
Cash flows from investing activities:
  Investments in real estate:
    Properties acquired through foreclosure....................       (5,269,000)      (4,600,000)     (4,148,000)
    In-substance foreclosures..................................       (1,337,000)      (1,135,000)     (2,203,000)
    Real estate equities.......................................       (1,847,000)      (2,505,000)     (3,227,000)
    Advances on mortgage loans.................................        --                (602,000)     (2,624,000)
    Partnerships...............................................        --              (2,078,000)       --
  Principal repayments on mortgage loans.......................       25,555,000       24,604,000      50,674,000
  Repayments on notes receivable...............................          168,000        --               --
  Sale of foreclosed property..................................        6,360,000       16,170,000      16,982,000
  Repayment of
   in-substance foreclosure....................................        8,753,000          360,000       4,309,000
  Sale of equity investment....................................        --               --              5,194,000
                                                                 ---------------  ---------------  --------------
Net cash provided by investing activities......................       32,383,000       30,214,000      64,957,000
                                                                 ---------------  ---------------  --------------
Cash flows from financing activities:
  Payment of Senior Notes......................................        --             (22,000,000)    (62,000,000)
                                                                 ---------------  ---------------  --------------
Net cash used in financing activities..........................        --             (22,000,000)    (62,000,000)
                                                                 ---------------  ---------------  --------------
Net increase (decrease) in cash and cash equivalents...........       48,881,000       (1,002,000)     (2,275,000)
Cash and cash equivalents at beginning of year.................       11,451,000       12,453,000      14,728,000
                                                                 ---------------  ---------------  --------------
Cash and cash equivalents at end of year.......................  $    60,332,000  $    11,451,000  $   12,453,000
                                                                 ---------------  ---------------  --------------
                                                                 ---------------  ---------------  --------------
Supplemental schedule of non-cash investing and financing
 activities:
  Transfer of real estate to mortgage loans....................  $       750,000  $       348,000  $      940,000
  Transfer of mortgage loans to real estate, in-substance
   foreclosure and notes receivable............................  $    10,321,000  $   105,863,000  $   56,554,000
  Charge-offs against allowance for losses.....................  $       378,000  $    44,545,000  $   27,354,000
  Transfer of investment in partnership to investment in real
   estate equities.............................................  $     --         $     --         $    7,241,000
  Transfer of mortgage loans and in-substance foreclosures to
   investment in partnerships..................................  $     --         $     5,605,000  $     --
  Transfer of in-substance foreclosures to real estate.........  $    13,109,000  $     --         $     --

                            See accompanying notes.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                      COMMON SHARES             ADDITIONAL                            TOTAL
                              -----------------------------      PAID-IN         ACCUMULATED      SHAREHOLDERS'
                                 SHARES          AMOUNT          CAPITAL           DEFICIT            EQUITY
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1991.......................     11,076,000  $   11,076,000  $    182,525,000  $    (60,537,000) $    133,064,000
Net loss....................                                                        (37,472,000)      (37,472,000)
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1992.......................     11,076,000      11,076,000       182,525,000       (98,009,000)       95,592,000
Shares issued -- Litigation
 Settlement.................        150,000         150,000          (150,000)                          --
Net loss....................                                                        (53,969,000)      (53,969,000)
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September 30,
 1993.......................     11,226,000      11,226,000       182,375,000      (151,978,000)       41,623,000
Net loss....................                                                        (21,590,000)      (21,590,000)
                              -------------  --------------  ----------------  ----------------  ----------------
Balance at September
 30,1994....................     11,226,000  $   11,226,000  $    182,375,000  $   (173,568,000) $     20,033,000
                              -------------  --------------  ----------------  ----------------  ----------------
                              -------------  --------------  ----------------  ----------------  ----------------

                            See accompanying notes.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION
    See "Item 1. Business -- General" pages 1 and 2 for information concerning the Trust's previous chapter 11 petition on April 12, 1990 and related plan of reorganization (1991 Plan).

    See "Item 1. Business -- General -- 1992 Restructuring" for information concerning the restructuring of the Senior Notes that resulted from the previous chapter 11 petition.

    See "Item 1. Business -- General -- Current Debt Service Requirements and Defaults and Forecast Shortfall In Operating Cash Flow" for information concerning the various defaults under the 1992 restructured Senior Notes.

    See "Item 1. Business -- General -- 1993-1994 Negotiations With the Official Creditors Committee" for developments regarding the proposed restructuring.

    On November 17, 1994, the Trust announced that it had reached an agreement in principle with a substantial number of holders of its Senior Notes on the terms of a restructuring of the Senior Notes.

    Pursuant to the agreement in principle, holders of the Senior Notes in the aggregate principal amount of $290 million plus accrued interest of $41.7 million through December 31, 1994 will receive under a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code, $110 million of new senior secured notes due 2002, approximately $50 million in cash and 97% of the restructured equity of the Trust (or substantially all the restructured equity if holders of the Trust's outstanding common shares do not vote to accept the prepackaged plan). If holders of the outstanding common shares vote to accept the prepackaged plan, such holders will retain 3% of the equity of the restructured Trust. The agreement in principle anticipates that the new senior secured notes will mature in 2002 and bear interest at the rate of 11 1/8% per annum. It is also anticipated that holders of unsecured claims will receive cash in the allowed amount of their claims. It is contemplated that the Trust will prepare a "shelf" registration statement for the new securities issued pursuant to the prepackaged plan.

    The agreement to pursue the restructuring proposal is subject to a number of conditions and the Trust intends to effect the restructuring through a prepackaged chapter 11 bankruptcy. At this time there can be no assurance that the conditions to consummation of the proposed restructuring will be satisfied.

    Other details of the agreement, including the additional conditions to commencement and consummation of the restructuring, have not been finalized pending the filing of proxy solicitation materials with the SEC and distribution of a disclosure statement for the solicitation of votes for the prepackaged plan to holders of the Trust's outstanding securities. The advisors to the Trust and the various holders of Senior Notes are negotiating additional terms of the new debt securities to be received by the Senior Note holders under the prepackaged plan.

    The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to a company on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. These financial statements include adjustments and reclassifications that have been made to reflect indebtedness as extended under the 1991 Plan and the Senior Note Indenture. These financial statements do not include any adjustments that would be required should the Trust be unable to continue as a going concern. The conditions noted above raise substantial doubt about the Trust's ability to continue as a going concern. These financial statements also do not include any adjustments that could be required as a result of the November 17, 1994 agreement in principle with certain holders of Senior Notes and related proposed restructuring and prepackaged chapter 11 bankruptcy, including adjustments required by The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for fresh start accounting.

The Trust anticipates that any adjustments that would be occasioned in the restructuring process by its financial distress, by any inability of the Trust to continue as a going concern or by any inability of the Trust to achieve a consensual restructuring would be material and adverse.

    The following unaudited Pro Forma Balance Sheet is presented as if (1) Mortgage and Realty Trust had emerged from bankruptcy on September 30, 1994 with a reorganization plan identical to the one proposed, and (2) fresh start accounting had been adopted as of September 30, 1994. This unaudited Pro Forma Balance Sheet should be read in conjunction with the financial statements of Mortgage and Realty Trust and the related notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of the proposed reorganization and "fresh start accounting" have been included. This unaudited Pro Forma Balance Sheet is not necessarily indicative of what the actual financial position would have been at September 30, 1994, nor does it purport to represent the future financial position of the Company.

                            PRO FORMA BALANCE SHEET
                            AS OF SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                                          PRO FORMA ADJUSTMENTS
                                          ------------------------------------------------------
                                          HISTORICAL      PROPOSED        FRESH        PRO FORMA
                                           9/30/94     REORGANIZATION     START         9/30/94
                                          ----------   --------------   ---------      ---------
                                                              (IN THOUSANDS)
ASSETS
  Cash & marketable securities..........   $  60,332     $ (50,000)(A)                 $   8,979
                                                            (1,353)(B)
  Loans & owned real estate net.........     296,047                      (67,047)(E)    229,000
  Interest receivable...................       4,638                       (2,810)(F)      1,828
  Other assets..........................       3,227                       (1,955)(F)      1,272
                                          ----------   --------------   ---------      ---------
      Total assets......................   $ 364,244     $ (51,353)     $ (71,812)     $ 241,079
                                          ----------   --------------   ---------      ---------
                                          ----------   --------------   ---------      ---------
LIABILITIES
  Senior secured notes due 1995.........   $ 290,000     $(290,000)(C)                 $       0
  Senior secured notes due 2002.........           0       110,000(C)                    110,000
  Loan on REO -- Imperial Bank..........      17,593                                      17,593
  Interest payable......................      32,568       (32,568)(C)                         0
  Accounts payable and other............       4,050        (1,353)(B)        (50)(F)      2,647
                                          ----------   --------------   ---------      ---------
    Total liabilities...................     344,211      (213,921)           (50)       130,240
                                          ----------   --------------   ---------      ---------
SHAREHOLDER'S EQUITY
  Common stock at par...................      11,226                                      11,226
  Additional paid in capital............     182,375       162,568(D)    (245,330)(G)     99,613
  Retained earnings (deficit)...........    (173,568)                     173,568(G)           0
                                          ----------   --------------   ---------      ---------
    Total shareholders equity...........      20,033       162,568        (71,762)       110,839
                                          ----------   --------------   ---------      ---------
    Total liabilities & equity..........   $ 364,244     $ (51,353)     $ (71,812)     $ 241,079
                                          ----------   --------------   ---------      ---------
                                          ----------   --------------   ---------      ---------

                             See Accompanying Notes

    ADJUSTMENTS TO REFLECT PROPOSED REORGANIZATION

(A) Reflects the $50.0 million minimum payment to creditors being made at implementation of the proposed plan, provided that such minimum payment may be increased based upon the amount of cash held by the Trust in excess of its short-term obligations following confirmation of the proposed plan.
    Note: Cash and marketable securities includes $1,375 of restricted cash related to the Trust's termination pay plan and $1,600 relating to borrowers' deposits.

(B) Reflects cash payment to unsecured creditors totalling $1,353.

(C) Reflects the cancellation of the Senior Secured notes due 1995 in the face amount of $290.0 and the related interest payable on these notes of $32.6 million and the recording of the new Senior Notes due 2002 in the face amount of $110.0 million.

(D) Reflects the conversion of amounts previously owed under the Senior Secured notes due 1995 converted to a 97% interest in the common shares of the reorganized Trust as follows:

Face amount of Senior Notes due 1995...................................  $ 290,000
Interest payable at 9/30/94............................................     32,568
                                                                         ---------
Total amount payable to creditors at 9/30/94...........................    322,568
Less: New Senior Notes due 2002........................................   (110,000)
Less: Cash payment to creditors........................................    (50,000)
                                                                         ---------
Amount previously due creditors converted to equity....................  $ 162,568
                                                                         ---------
                                                                         ---------

    ADJUSTMENTS TO REFLECT FRESH START ACCOUNTING

(E) Reflects adjustment made to carrying value of loans and owned real estate to adjust to estimated reorganization values.

(F) Reflects adjustment made to carrying values of accounts receivable/other assets and accounts payable to adjust to estimated reorganization values of $3.1 million and $4.0 million, respectively.

(G) Reflects the adjustment of the retained earnings/deficit to zero as a result of the restructure and the adjustment of additional paid in capital as follows:

Adjust deficit to reset to zero........................................  $(173,568)
Adjustment to carrying value of invested assets........................    (67,047)
Adjustment to carrying value of receivables............................     (4,765)
Adjustment to carrying value of payables...............................         50
                                                                         ---------
                                                                         $(245,330)
                                                                         ---------
                                                                         ---------

2.  SIGNIFICANT ACCOUNTING POLICIES

    INCOME TAXES

    The Trust is a real estate investment trust that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements.

    For the fiscal years ended September 30, 1994, 1993 and 1992, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were primarily temporary differences related to the recognition of bad debt deductions and accounting for reorganization costs. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods.

    The Trust incurred net operating losses of $38 million, $31 million and $12 million for tax purposes in fiscal 1993, 1992 and 1991, respectively. The Trust estimates a net operating loss for tax purposes of approximately $35 million in fiscal 1994. Each of these net operating losses will be available for fifteen years as a loss carryforward to future years' taxable income. If during the course of the proposed restructuring, Cancellation of Indebtedness taxable income results, the net operating losses available for use in future years will be reduced by the amount of such Cancellation of Indebtedness income. The Trust's goal is to preserve its net operating losses, but the transfer of more than 50% of the ownership of the Trust to its creditors in a reorganization (as was provided in the August 1993 agreement in principle and as is likely in any alternate restructuring) will limit the future per annum use of its net operating losses (after the aforementioned reduction for Cancellation of Indebtedness income) under Internal Revenue Code Section 382.

    INTEREST INCOME

    Interest income on each loan is recorded as earned. Interest income is not recognized if, in the opinion of the Trustees, collection is doubtful. The Trust generally considers loans as delinquent if payment of interest and/or principal, as required by the terms of the note, is more than 60 days past due. Accrual of interest income is generally terminated and foreclosure proceedings are started if payment is more than 60 days past due.

    LOAN FEE INCOME

    Loan fees are recorded as income using the "interest method." Accordingly, loan fees are deferred when received and are recorded as income over the term of the loan in relation to outstanding loan balances.

    ALLOWANCE FOR LOSSES

    The allowance for losses on mortgage loans and related investments is determined in accordance with The American Institute of Certified Public Accountants Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2, as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. The cost of capital was computed at 10.5% at September 30, 1994 and 9.0% at September 30, 1993.

    Additional provisions for losses on mortgage loans and related investments may be necessary if the deterioration in real estate markets continues, or there is a significant increase in the Trust's cost of capital. See also Note 1, "Basis of Financial Statement Presentation and Plan of Reorganization." Further adjustments may also be necessary as a result of the restructuring negotiations. The Trust anticipates that any adjustments that would be occasioned in the restructuring process by its financial distress, by any inability of the Trust to continue as a going concern or by any inability of the Trust to achieve a consensual restructuring would be material and adverse.

    PROPERTIES ACQUIRED THROUGH FORECLOSURE AND HELD FOR SALE

    Properties acquired through foreclosure and held for sale are recorded at the lower of cost or fair value at acquisition, which becomes the cost basis for accounting purposes. The fair value of the asset acquired, in accordance with Financial Accounting Standards Board Statement 15, is the amount that the Trust could reasonably expect to receive in a current sale between a willing buyer and a willing seller. Such properties are thereafter accounted for in the same manner as any similar asset acquired for investment as to depreciation and gain or loss upon sale. Subsequent to foreclosure, the properties are carried at the lower of cost or fair value less estimated costs to sell, as set forth in The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3").

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

    NET LOSS PER SHARE

    Net loss per share for fiscal years ended 1994, 1993 and 1992 is computed using the weighted average common shares outstanding during each period. Fully diluted net loss per share is not disclosed because such information is not meaningful.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization are computed on the straight-line method over an estimated useful life of 40 years for buildings and three to five years for other property and lease commissions.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include short-term investments (high grade commercial paper carried at cost of $58.4 million at September 30, 1994) with maturities ranging from 3 to 45 days.

    Included in cash and cash equivalents is $1.4 million of restricted cash which represents the funding of the employee retention plan (see Note 9) and $1.6 million related to borrowers' deposits. See "Item 1. Business -- General -- Current Debt Service Requirements and Defaults and Forecast Shortfall In Operating Cash Flow" for additional information regarding the establishment of new operating accounts for the Trust, the enforcement of the Indenture Trustee's security interest in the old deposit accounts of the Trust and the Trust's obligation quarterly to pay the excess of available cash (as defined in the Indenture) over $10 million to Senior Note holders.

3.  MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE
    The following table summarizes the Trust's mortgage loan portfolio:

                                     SEPTEMBER 30, 1994           SEPTEMBER 30, 1993
                                  -------------------------    -------------------------
                                   NUMBER OF      CARRYING      NUMBER OF      CARRYING
TYPE OF UNDERLYING SECURITY       INVESTMENTS      AMOUNT      INVESTMENTS      AMOUNT
- ------------------------------    -----------    ----------    -----------    ----------
                                                 ($ AMOUNTS IN THOUSANDS)
Apartments....................           1       $      254           3       $    5,391
Residential/Condominium*......           9            1,334          10            1,841
Office Buildings..............           2            1,699           1            1,135
Industrial Buildings..........           7           30,328          10           44,086
Research & Development
 Buildings....................           3           16,371           5           25,942
Retail Buildings..............           4           16,276           6           22,738
Hotels/Motels.................           1            3,060           1            3,060
                                        --                           --
                                                 ----------                   ----------
    Total.....................          27       $   69,322          36       $  104,193
                                        --                           --
                                        --                           --
                                                 ----------                   ----------
                                                 ----------                   ----------

- ------------------------
* Includes 80 mortgage end loans on 9 investments at September 30, 1994 and 107 mortgage end loans on 10 investments at September 30, 1993.

    The Trust's mortgage loan portfolio consists of loans located principally in California, 49%, and Pennsylvania, 22%.

    At September 30, 1994, the Trust had undisbursed commitments of $615,000, all of which represents additional advances on partially funded mortgage loans.

    As of September 30, 1994, there were no earning loans delinquent (more than 60 days past due) as to principal and/or interest.

    At September 30, 1994 and 1993, loans totalling $24,836,000 and  $33,403,000 respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business for various reasons, such as delays in construction, slower leasing than originally anticipated or delay in obtaining permanent financing.

    No interest rate modifications were made on mortgage loans during fiscal 1993. During fiscal 1994, two loans totalling $13,939,000 had rate reductions due to financial difficulties of the borrower.

    At September 30, 1994 and 1993, mortgage loans outstanding consisted of fixed rate loans of $29,428,000 and $21,268,000, floating rate loans of
$35,331,000  and  $70,745,000   and  participating  loans   of  $4,563,000   and
$12,180,000, respectively. Non-earning loans (including non-earning in-substance foreclosures) and non-earning properties acquired through foreclosure and held for sale were $42,480,000 at September 30, 1994 compared to $58,804,000 at September 30, 1993.

    The following table summarizes the Trust's investment in in-substance foreclosures:

                                    SEPTEMBER 30, 1994         SEPTEMBER 30, 1993
                                  -----------------------    -----------------------
                                   NUMBER OF     CARRYING     NUMBER OF     CARRYING
TYPE OF PROPERTY                  INVESTMENTS     AMOUNT     INVESTMENTS     AMOUNT
- ------------------------------    -----------    --------    -----------    --------
                                               ($ AMOUNTS IN THOUSANDS)
EARNING
Office Buildings..............           2        $12,840           2        $12,831
Industrial Buildings..........       --             --              1          4,901
Retail Buildings..............           3         28,452           3         28,238
Apartments....................           1          6,695           1          6,689
Research & Development
 Buildings....................           2         14,110           3         17,048
                                        --                         --
                                                 --------                   --------
  Total Earning...............           8         62,097          10         69,707
                                        --                         --
                                                 --------                   --------
NON-EARNING
Office Buildings..............       --             --              1          7,433
Industrial Buildings..........           2         10,198           3          7,576
Retail Buildings..............       --             --              1          2,453
Apartments....................       --             --          --             --
Research & Development
 Buildings....................       --             --          --             --
Hotel.........................       --             --          --             --
                                        --                         --
                                                 --------                   --------
  Total Non-Earning...........           2         10,198           5         17,462
                                        --                         --
                                                 --------                   --------
  Total.......................          10        $72,295          15        $87,169
                                        --                         --
                                        --                         --
                                                 --------                   --------
                                                 --------                   --------

    The following table summarizes the Trust's investment in real estate equities, net of accumulated depreciation of $10,023,000 at September 30, 1994 and $7,800,000 at September 30, 1993:

                                    SEPTEMBER 30, 1994         SEPTEMBER 30, 1993
                                  -----------------------    -----------------------
                                   NUMBER OF     CARRYING     NUMBER OF     CARRYING
TYPE OF PROPERTY                  INVESTMENTS     AMOUNT     INVESTMENTS     AMOUNT
- ------------------------------    -----------    --------    -----------    --------
                                               ($ AMOUNTS IN THOUSANDS)
Office Buildings..............           4        $26,264           4        $26,504
Industrial Buildings..........           1          6,510           1          6,626
Retail Buildings..............           1         24,083           1         24,083
                                         -                          -
                                                 --------                   --------
    Total.....................           6        $56,857           6        $57,213
                                         -                          -
                                         -                          -
                                                 --------                   --------
                                                 --------                   --------

    The following table summarizes the Trust's investment in properties acquired through foreclosure and held for sale, net of accumulated depreciation of $8,329,000 at September 30, 1994 and $6,143,000 at September 30, 1993:

                                    SEPTEMBER 30, 1994         SEPTEMBER 30, 1993
                                  -----------------------    -----------------------
                                   NUMBER OF     CARRYING     NUMBER OF     CARRYING
TYPE OF PROPERTY                  INVESTMENTS     AMOUNT     INVESTMENTS     AMOUNT
- ------------------------------    -----------    --------    -----------    --------
                                               ($ AMOUNTS IN THOUSANDS)
EARNING
Apartments....................           3       $ 21,012           4        $18,631
Office Buildings..............           4         13,942           5         11,283
Industrial Buildings..........           5         19,913           5         18,399
Retail Buildings..............           1          7,585           1          1,394
Research & Development
 Buildings....................           2          5,985           1          2,879
                                        --                         --
                                                 --------                   --------
  Total Earning...............          15         68,437          16         52,586
                                        --                         --
                                                 --------                   --------
NON-EARNING
Office Buildings..............           5         16,449           3          7,563
Industrial Buildings..........           4         10,794           5         15,796
Retail Buildings..............           2          5,039           3         12,775
                                        --                         --
                                                 --------                   --------
  Total Non-Earning...........          11         32,282          11         36,134
                                        --                         --
                                                 --------                   --------
    Total.....................          26       $100,719          27        $88,720
                                        --                         --
                                        --                         --
                                                 --------                   --------
                                                 --------                   --------

    The following table summarizes the Trust's investment in partnerships, net of accumulated depreciation of $313,628 at September 30, 1994 and $70,763 at September 30, 1993:

                                                             SEPTEMBER 30, 1994              SEPTEMBER 30, 1993
                                                       ------------------------------  ------------------------------
                                                           NUMBER OF       CARRYING        NUMBER OF       CARRYING
TYPE OF PROPERTY                                          INVESTMENTS       AMOUNT        INVESTMENTS       AMOUNT
- -----------------------------------------------------  -----------------  -----------  -----------------  -----------
                                                                          ($ AMOUNTS IN THOUSANDS)
Industrial Buildings.................................              2       $   9,524               2       $   9,831
                                                                   -                               -
                                                                   -                               -
                                                                          -----------                     -----------
                                                                          -----------                     -----------

4.  ALLOWANCE FOR LOSSES
    The changes in the allowance for losses for the years ended September 30, 1994, 1993 and 1992 were as follows:

                                                       1994       1993       1992
                                                      -------    -------    -------
                                                        ($ AMOUNTS IN THOUSANDS)
Balance at beginning of year......................    $11,808    $19,353    $14,707
Provisions charged to expense.....................      2,000     37,000     32,000
                                                      -------    -------    -------
                                                       13,808     56,353     46,707
Less charges against allowance, net of
 recoveries.......................................        378     44,545     27,354
                                                      -------    -------    -------
Balance at end of year............................    $13,430    $11,808    $19,353
                                                      -------    -------    -------
                                                      -------    -------    -------

    Approximately $6,276,000, $6,394,000 and $4,488,000 of the allowance at September 30, 1994, 1993 and 1992, respectively, are applicable to properties acquired through foreclosure and held for sale.

5.  SENIOR NOTES

    SENIOR SECURED NOTES

    The lack of liquidity in many of the commercial real estate markets continued during the fiscal year ended September 30, 1994. Although the Trust was able to meet the required principal payment at December 31, 1992, reducing the principal balance of the Senior Notes to $290 million, it did not have sufficient funds to meet the $20 million required principal payment due June 30, 1993 or the $33.8 million required principal payment due December 31, 1993 or the $30 million required principal payment due June 30, 1994 (taking into account permitted deferrals). The Trust also did not make the $6.6 million, the $6.4 million, the $7.2 million, and the $8.7 million interest payments due December 31, 1993, March 31, 1994, June 30, 1994 and September 30, 1994,
respectively. The average borrowing rates for fiscal year ended September 30, 1994 and 1993, respectively, were 10.73% and 9.23%. At September 30, 1994, the outstanding 12.12% interest rate on the Senior Notes was composed of interest at 11.50% on $200 million of Senior Notes (including default interest at 1%) and 13.50% on $90 million of deferred amounts of Senior Notes (including default interest at 1%). The entire unamortized cost of restructuring of the Senior Notes was charged off during fiscal 1993 as a result of the monetary default. The Trust expensed $3.4 million in fiscal 1993, of which $2.4 million related to the acceleration of costs due to the June 1993 monetary default. Prior to the default, these costs were being amortized using the interest method over the term of the debt.

    LOAN ON EQUITY INVESTMENT

    In November 1991, the Trust acquired full ownership of a retail center in which it had a partnership interest. The Trust has a construction borrowing commitment of $18.7 million of which $17.6 million was outstanding at September 30, 1994. The contractual interest rate on this loan is 9 1/4% (Prime +1 1/2%, floor of 9%), and the loan matured in May 1994 but was extended until December 1994.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board Statement No. 107 Disclosure of Fair Value of Financial Statements ("SFAS" 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

    The carrying value of cash and cash equivalents approximates their fair value because of the liquidity and short-term maturities of these instruments. The fair value of mortgage loans is estimated by discounting cash flows at what is considered a market interest rate for loans with similar terms to borrowers of similar credit quality.

    The measurement of the fair value of the Senior Notes at September 30, 1994 is not practical in the context of the proposed restructuring.

    The loan on equity investment is a variable rate loan that reprices frequently, thus fair value is based on the carrying amount of the loan.

    The estimated fair values of the Trust's financial instruments at September 30, 1994 are as follows:

                                                                                  CARRYING
                                                                                   AMOUNT     FAIR VALUE
                                                                                ------------  ----------
                                                                                 (AMOUNTS IN THOUSANDS)
FINANCIAL ASSETS:
  Cash and cash equivalents...................................................  $     60,332  $   60,332
  Mortgage loans and notes receivable (net of allowance for possible
   losses)....................................................................        70,240      69,825

FINANCIAL LIABILITIES:
  Loan on equity investment...................................................       (17,593)    (17,593)
  Off-Balance Sheet Financial Instruments:
    Unfunded loan commitments.................................................       --             (615)

7.  SHARE OPTION PLAN
    On August 14, 1994, the 1984 Share Option Plan terminated. As of September 30, 1994, options to purchase 426,000 Common Shares were outstanding under the 1984 Share Option Plan. The exercise price per share varies from $2.50 to $14.50. Options granted, other than those granted in fiscal 1991, expire five years from the date of grant and may be exercised at any time six months after the date of grant, subject to the limitation that the aggregate fair market value (determined as of the time the Option is granted) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. Options granted during fiscal 1991, pursuant to the Employee Retention Plan described in
Note 8, expire five years from the date of grant but do not vest until three years from the date of grant. During the fiscal year ended September 30, 1994, no options were granted. Options to purchase 26,500 Common Shares at prices from $2.50 to $14.50 terminated during the fiscal year ended September 30, 1994.

    In addition to cash, options may be exercised by exchanging the Trust's Common Shares valued at the market price on the date of exercise of the options. During the fiscal year ended September 30, 1994, no options were exercised.

8.  PENSION PLANS

    EMPLOYEES

    On September 20, 1989, the Trustees adopted an Employees' Retirement Plan effective September 30, 1989. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 to conform to amended regulations and further amended the plan on July 20, 1994.

    The Trust maintains this non-contributing, defined benefit pension plan for all eligible employees. Benefits under the plan are generally based on years of service and average annual base salary rate. Pension costs are accrued and funded annually from entry date in the plan to projected retirement date and include service costs for benefits earned during the period and interest costs on the projected benefit obligation less the return on plan assets. Pension expense was $60,000 for each of the years ended September 30, 1994 and 1993 and $136,000 for the year ended September 30, 1992. The actual return on plan assets was $53,327 for the year ended September 30, 1994, $53,465 for the year ended September 30, 1993 and $72,492 for the year ended September 30, 1992. Plan assets are currently invested in various mutual funds and bonds. The funding status of the pension plan is:

                                                                                 9/30/94       9/30/93
                                                                              -------------  -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................................  $     776,000  $   677,000
  Accumulated benefit.......................................................        801,000      694,000
  Projected benefit obligation..............................................      1,008,000      993,000
  Plan assets at market value...............................................      1,104,000      998,000

Key economic assumptions used in these determinations were:
  Discount rate.............................................................      8.0%          8.0%
  Rate of increase in compensation levels...................................      3.0%          3.0%
  Expected long-term rate of return.........................................      9.0%          9.0%

    The Trust also maintains a 401(k) profit and sharing plan and trust. Employer contributions are limited to 6% of participant's compensation, with a maximum per year of $3,000 per participant. Profit sharing expense was $61,000, $65,000 and $58,000 for years ended September 30, 1994, 1993 and 1992, respectively.

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

    Accrued pension expense was $260,000 for the year ended September 30, 1994 and $60,000 for each of the years ended September 30, 1993 and 1992. The total accumulated benefit obligation at September 30, 1994 was $450,000.

9.  EMPLOYEE RETENTION PLAN
    The Trust established an Employee Retention Plan, to be administered by the Compensation and Nominating Committee (the "Committee"), in order to assure the continuity and performance of employees of the Trust. The Plan contains four categories of benefits: an incentive program, stock options, termination pay and a retention bonus.

    The Committee established an incentive program for calendar year 1991. The incentive pool was calculated based on the reduction of the Trust's outstanding debt (the Senior Notes). On January 3, 1992, the principal balance of the Senior Notes was reduced to $329 million resulting in an incentive bonus pool of $160,000. On September 16, 1992, the Committee approved a continuation of the incentive program for 1992 based on a similar formula for reducing the principal balance of the Senior Notes. At December 31, 1992, the principal balance of the Senior Notes was reduced to $290 million resulting in an incentive bonus pool of $125,000. During 1994 and 1993, the Committee approved the payment of discretionary bonuses totalling $123,000 and $128,500, respectively, for certain officers of the Trust.

    On March 29, 1991, the Committee awarded stock options for the purchase of 197,500 Common Shares at an option price of $4.15. The options had a three-year vesting period from the date of grant and vested on March 29, 1994.

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

10. ISSUANCE OF SHARES
    Effective April 1, 1992, the Trust terminated its Dividend Reinvestment and Share Purchase Plan.

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

11. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    The quarterly results of operations for fiscal 1994 and 1993 are summarized as follows:

                                                 QUARTER ENDED
                                ------------------------------------------------
                                DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30
                                -----------   --------  ---------   ------------
                                             (AMOUNTS IN THOUSANDS,
                                             EXCEPT PER SHARE DATA)
FISCAL 1994
  Total income................  $ 8,846       $  8,420  $   9,516   $  9,495
  Interest expense............    7,799          7,663      8,360      9,180
  Provision for losses........    --             --        --          2,000
  Reorganization expense......      676            741        591        352
  Net loss....................   (4,656)        (5,152)    (4,745)    (7,037)
  Net loss per share..........  $ (0.41)      $  (0.46) $   (0.43)  $  (0.62)

FISCAL 1993
  Total income................  $ 9,577       $ 10,291  $   9,643   $  8,831
  Interest expense............    6,839          6,851      6,919      7,901
  Provision for losses........    3,000          5,000     14,000     15,000
  Reorganization expense......      245            482        950      4,167
  Net loss....................   (5,497)        (7,667)   (17,478)   (23,327)
  Net loss per share..........  $ (0.50)      $  (0.69) $   (1.58)  $  (2.10)

                           MORTGAGE AND REALTY TRUST
                                  SCHEDULE XI
           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               SEPTEMBER 30, 1994

                                              INITIAL COST TO TRUST        COSTS         GROSS AMOUNT CARRIED AT END OF PERIOD
                                            -------------------------   CAPITALIZED   --------------------------------------------
                                                         BUILDINGS &   SUBSEQUENT TO               BUILDINGS &
CLASSIFICATION                ENCUMBRANCES     LAND      IMPROVEMENTS   ACQUISITION      LAND      IMPROVEMENTS        TOTAL
- ----------------------------  ------------  -----------  ------------  -------------  -----------  ------------  -----------------
INVESTMENTS IN REAL ESTATE
 EQUITIES
  Office Building:
    Lower Providence, PA....  $   --        $   --       $ 9,723,000   $    963,000   $   --       $10,686,000   $10,686,000
    Anaheim, CA.............      --          2,145,000    6,810,000      1,724,000     2,145,000    8,534,000    10,679,000
    Boston, MA..............      --            500,000    2,033,000        704,000       500,000    2,737,000     3,237,000
    Portland, OR............      --          1,500,000    6,197,000        943,000     1,500,000    7,140,000     8,640,000
  Industrial Center:
    Whittier, CA............      --          1,500,000    5,023,000      1,585,000     1,500,000    6,608,000     8,108,000
  Retail Building:
    Fremont, CA.............   17,593,000     6,528,000   15,161,000      3,841,000     6,528,000   19,002,000    25,530,000
                              ------------  -----------  ------------  -------------  -----------  ------------  -----------------
                              $17,593,000   $12,173,000  $44,947,000   $  9,760,000   $12,173,000  $54,707,000   $66,880,000(a)(b)
                              ------------  -----------  ------------  -------------  -----------  ------------  -----------------
                              ------------  -----------  ------------  -------------  -----------  ------------  -----------------

                                                      LIFE ON WHICH
                                                      DEPRECIATION
                              ACCUMULATED               IN LATEST
                              DEPRECIATION               INCOME
                                  AND         DATE    STATEMENT IS
CLASSIFICATION                AMORTIZATION  ACQUIRED    COMPARED
- ----------------------------  ------------  --------  -------------
INVESTMENTS IN REAL ESTATE
 EQUITIES
  Office Building:
    Lower Providence, PA....  $ 2,431,000      1987      40 YR.
    Anaheim, CA.............    2,031,000      1988      40 YR.
    Boston, MA..............      852,000      1990      40 YR.
    Portland, OR............    1,663,000      1989      40 YR.
  Industrial Center:
    Whittier, CA............    1,598,000      1987      40 YR.
  Retail Building:
    Fremont, CA.............    1,448,000      1992      40 YR.
                              ------------
                              $10,023,000
                              ------------
                              ------------

                           MORTGAGE AND REALTY TRUST
                            SCHEDULE XI (CONTINUED)
           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               SEPTEMBER 30, 1994

NOTES:

(a)  Cost for federal income tax purposes $65,031,000.

(b) The changes in gross carrying amounts during the year ended September 30, 1994 are summarized as follows:

  Balance at September 30, 1993..............................               $65,012,000
  Additions during year:
    Improvements.............................................  $ 1,847,000
    Loan advance by construction lender......................       21,000    1,868,000
                                                               -----------  -----------
    Balance at September 30, 1994............................               $66,880,000
                                                                            -----------
                                                                            -----------
The changes in gross carrying amounts during the year ended September 30, 1993 are summarized as follows:
  Balance at September 30, 1992..............................               $46,400,000
  Additions during year:
    Reclassification from real estate equities held for sale
     and other assets........................................  $16,427,000
    Improvements.............................................    2,505,000
    Loan advance by construction lender......................    2,057,000   20,989,000
                                                               -----------
  Deductions during year:
    Charge off against allowance for losses..................                 2,377,000
                                                                            -----------
  Balance at September 30, 1993..............................               $65,012,000
                                                                            -----------
                                                                            -----------
The changes in gross carrying amounts during the year ended September 30, 1992 are summarized as follows:
  Balance at September 30, 1991..............................               $24,863,000
  Additions during year:
    Improvements.............................................  $ 1,400,000
    Transfer of investment in partnership....................    7,241,000
    Acquisition of partnership interest......................   14,448,000
    Loan advance by construction lender......................    2,473,000   25,562,000
                                                               -----------
  Deductions during year:
    Charge off against allowance for losses..................                 4,025,000
                                                                            -----------
  Balance at September 30, 1992..............................               $46,400,000
                                                                            -----------
                                                                            -----------
The change in accumulated depreciation and amortization during the year ended September
30, 1994 is summarized as follows:
  Balance at September 30, 1993..............................               $ 7,799,000
  Additions during year:
    Charge to income.........................................                 2,224,000
                                                                            -----------
  Balance at September 30, 1994..............................               $10,023,000
                                                                            -----------
                                                                            -----------

                           MORTGAGE AND REALTY TRUST
                            SCHEDULE XI (CONTINUED)
           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               SEPTEMBER 30, 1994

The change in accumulated depreciation and amortization during the year ended September
30, 1993 is summarized as follows:
  Balance at September 30, 1992..............................               $ 3,132,000
  Additions during year:
    Reclassification from real estate equities held for sale
     and other assets........................................                 2,553,000
    Charge to income.........................................                 2,114,000
                                                                            -----------
  Balance at September 30, 1993..............................               $ 7,799,000
                                                                            -----------
                                                                            -----------
The change in accumulated depreciation and amortization during the year ended September
30, 1992 is summarized as follows:
  Balance at September 30, 1991..............................               $ 1,789,000
  Additions during year:
    Charge to income.........................................                 1,343,000
                                                                            -----------
  Balance at September 30, 1991..............................               $ 3,132,000
                                                                            -----------
                                                                            -----------

                           MORTGAGE AND REALTY TRUST
                                  SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1994

                                                                                                              PRINCIPAL AMOUNT
                                                                                                              OF LOANS SUBJECT
                                                                                                                TO DELINQUENT
                                     NUMBER OF      INTEREST                                CARRYING AMOUNT     PRINCIPAL OR
TYPE OF LOANS                          LOANS          RATE          FINAL MATURITY DATE       OF MORTGAGES        INTEREST
- ---------------------------------  -------------  -------------  -------------------------  ----------------  -----------------
Standing Loans:
  Industrial buildings:
    Tucson, AZ...................            1            8.00%  March 1999                 $  4,384,000          $  --
    Uwchlan Twp., PA.............            1            9.75%  December 1994                16,608,000             --
    Carson, CA...................            1            9.50%  February 1995                 4,029,000             --
    Others.......................            2     9.00%-10.00%  February 1995-July 1997       2,536,000             --
  Retail buildings:
    Citrus Heights, CA...........            1            9.25%  February 1996                 3,957,000             --
    El Toro, CA..................            1            9.25%  January 1995                  8,864,000             --
    Philadelphia, PA.............            1           10.75%  December 1994                 3,250,000             --
  Research & development
   buildings:
    Santa Anne, CA...............            1            8.00%  December 1999                11,929,000             --
    San Dumas, CA................            1           10.75%  March 1995                    2,484,000             --
  Office buildings...............            1            7.25%  June 1999                       750,000             --
  Hotel:
    Sparks, NV...................            1           10.00%  October 1996                  3,060,000             --
                                                                                            ----------------
                                                                                              61,851,000             --
                                                                                            ----------------
Long-Term Amortizing Loans:
  Office buildings...............            1            9.75%  April 1999                      949,000             --
  Apartments.....................            1            9.00%  July 2000                       254,000             --
  Residential/Condominiums (a)...           80      6.20%-9.50%  July 1995-June 2009           1,334,000             --
  Retail building................            1           8.875%  November 1999                   205,000             --
  Industrial buildings...........            1            9.00%  April 1999                      166,000             --
                                                                                            ----------------          -----
                                                                                               2,908,000             --
                                                                                            ----------------          -----
Participating Loans and
 Investments:
  Industrial buildings:
    Worcester, MA................            1           11.00%  May 2002                      2,605,000             --
  Research & development
   buildings:
    Bristol, PA..................            1            9.00%  November 1995                 1,958,000             --
                                                                                            ----------------          -----
                                                                                               4,563,000             --
                                                                                            ----------------          -----
Total Mortgage Loans and
 Investments.....................                                                           $ 69,322,000(b)(c)     $  --
                                                                                            ----------------          -----
                                                                                            ----------------          -----

                           MORTGAGE AND REALTY TRUST
                            SCHEDULE XII (CONTINUED)
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 1994

NOTES:

(a) Consists of 80 mortgage end loans on 9 projects.

(b) The aggregate cost for federal income tax purposes is $69,480,000.

(c) The change in carrying value of mortgage loans during the year ended September 30, 1994 were as follows:

  Balance at September 30, 1993..........................................  $ 104,193,000
  Advances on mortgage loans.............................................       --
  Transfer of real estate to mortgage loans..............................        750,000
  Net change in interest reserves, deferred income.......................        480,000
                                                                           -------------
                                                                             105,423,000
  Collections of principal...............................................     25,555,000
  Transfer to real estate................................................     10,321,000
  Chargeoff against allowance for losses.................................        225,000
                                                                           -------------
                                                                           $  69,322,000
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
                                                                           -------------
                                                                           $ 237,428,000
                                                                           -------------
                                                                           -------------

                           MORTGAGE AND REALTY TRUST
                               INDEX TO EXHIBITS

   EXHIBIT
     NO.                                 DESCRIPTION
   -------    ------------------------------------------------------------------
    3.1       Declaration of Trust as amended through February 17, 1993 (1)
               (Exhibit 3).
    3.2       By-Laws, as amended through June 20, 1984 (2) (Exhibit 3.3).
    4.1       Form of Certificate for Common Shares (3) (Exhibit 1A).
    4.2(a)    Joint Plan of Reorganization Proposed by Debtor, Creditors'
               Committee and Equity Security Holders Committee (4) (Exhibit
               10.11).
    4.2(b)    Modification to Joint Plan of Reorganization Proposed by Debtor,
               Creditors' Committee and Equity Security Holders Committee (5)
               (Exhibit 2).
    4.2(c)    Amendment No. 1 and Consent to Plan of Reorganization dated as of
               September 30, 1991 (6) (Exhibit 4.4(c)).
    4.2(d)    Amendment No. 2 to Plan of Reorganization, dated as of July 15,
               1992 (7) (Exhibit 4.2(d)).
    4.3       Indenture dated as of July 15, 1992 between Mortgage and Realty
               Trust and Wilmington Trust Company, as trustee, governing the registrant's Senior Secured Uncertificated Notes due 1995 (7)
               (Exhibit 4.3).
   10.1       1984 Share Option Plan (8) (Exhibit 19.1).
   10.2       Form of Incentive Stock Option Agreement under the 1984 Share
               Option Plan (9) (Exhibit 10.9).
   10.3       Form of Non-Qualified Stock Option Agreement under the 1984 Share
               Option Plan (2) (Exhibit 10.19).
   10.4       Amended and Restated Saving Incentive Plan effective January 1,
               1992 (7) (Exhibit 10.7).
   10.5       Amended and Restated Employees' Retirement Plan effective January
               1, 1992 (7) (Exhibit 10.8).
   10.6       Pension Plan for Trustees dated October 1, 1989 (10) (Exhibit
               10.13).
   10.7       Employee' Retention Plan dated October 17, 1990 as amended January
               16, 1991 and March 10, 1991 (11) (Exhibit 19.1).
   10.8*      Resolutions of Amendment to Amended and Restated Employees'
               Retirement Plan.
   11*        Schedule of Net Income Per Share -- Assuming Full Dilution for the
               years ended September 30, 1994, 1993 and 1992
   20.1       Press Release (12) (Exhibit 20.1).
   20.2       Term Sheet (12) (Exhibit 20.2).
   21*        Subsidiaries.
   23*        Consent of Ernst & Young LLP dated December 27, 1994.

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

(12) Filed  on November 28, 1994 as an exhibit to the Current Report on Form 8-K
     (No. 1-6613) and incorporated herein by reference.

  *  Exhibit filed with this Form 10-K.