Form 10-Q
period 1994-12-31
MORTGAGE & REALTY TRUST
filed 1995-02-13
CIK 79259

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1994

                                   OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________


Commission File Number 1-6613


                          MORTGAGE AND REALTY TRUST
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Maryland                                 23-1862664
 -------------------------------           --------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification)
  incorporation or organization)


     8380 Old York Road, Suite 300
       Elkins Park, Pennsylvania                     19027-1590
- ---------------------------------------              ----------
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

Number of Common Shares Outstanding at December 31, 1994:

                                  11,226,215

                            MORTGAGE AND REALTY TRUST

                          INDEX OF FINANCIAL INFORMATION


PART I

           1. Unaudited Financial Statements for the periods ended December 31, 1994 and 1993 include the following:

                      Balance Sheet at December 31, 1994 and
                      September 30, 1994

                      Statement of Operations for the three months ended December 31, 1994 and 1993

                      Statement of Cash Flows for the three months ended December 31, 1994 and 1993

                      Statement of Shareholders' Equity for the three months ended December 31, 1994

                      Notes to the Financial Statements

           2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

           3.    Defaults Upon Senior Securities

           6.    Exhibits and Reports on Form 8-K

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

Item 1.      Financial Statements:

- --------------------------------------------------------------------------------
BALANCE SHEET
- --------------------------------------------------------------------------------


                                                  December 31,        September 30,
                                                      1994                1994
                                                  ------------        -------------
                                                   (Unaudited)


ASSETS:
Mortgage loans and investments:
  Standing loans                                 $ 64,251,000         $ 61,851,000
  Long-term amortizing loans                        2,794,000            2,908,000
  Participating loans and investments               1,959,000            4,563,000
                                                 ------------         ------------
                                                   69,004,000           69,322,000
                                                 ------------         ------------
Notes receivable                                      715,000              760,000
In-substance foreclosures:
  Earning                                          44,207,000           62,097,000
  Non-earning                                       9,279,000           10,198,000
Real estate:
  Investments in real estate equities              56,891,000           56,857,000
  Properties acquired through foreclosure and
    held for sale:
      Earning                                      64,006,000           68,437,000
      Non-earning                                  37,729,000           32,282,000
  Investment in partnerships                       26,564,000            9,524,000
                                                 ------------         ------------
                                                  308,395,000          309,477,000
         Less allowance for losses                (10,796,000)         (13,430,000)
                                                 ------------         ------------
                                                  297,599,000          296,047,000
Cash and cash equivalents                          62,452,000           60,332,000
Interest receivable and other assets                7,647,000            7,865,000
                                                 ------------         ------------
                                                 $367,698,000         $364,244,000
                                                 ============         ============
LIABILITIES:
Senior Secured Notes                             $290,000,000         $290,000,000
Loan on equity investment                          17,593,000           17,593,000
Accounts payable and accrued expenses               3,819,000            4,050,000
Interest payable                                   41,707,000           32,568,000
                                                 ------------         ------------
                                                  353,119,000          344,211,000
                                                 ------------         ------------
SHAREHOLDERS' EQUITY:
Preferred shares, $1 par value:  3,500,000
  shares authorized, none issued                            -                    -
Common shares, $1 par value:  20,000,000 shares
  authorized, 11,226,000 shares issued and
  outstanding                                      11,226,000           11,226,000
Additional paid-in capital                        182,375,000          182,375,000
Accumulated deficit                              (179,022,000)        (173,568,000)
                                                 ------------         ------------
      Total shareholders' equity                   14,579,000           20,033,000
                                                 ------------         ------------

                                                 $367,698,000         $364,244,000
                                                 ============         ============


                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Three Months Ended December 31, (Unaudited)
- --------------------------------------------------------------------------------


                                                     1994             1993
                                                 ------------     ------------


Income:
   Interest and fee income on mortgage
     loans                                       $ 2,878,000      $ 4,005,000

   Income of rental properties:
       Rental income                               5,692,000        4,302,000
       Operating expense reimbursement               577,000          431,000
   Interest on short-term investments                822,000           94,000
   Other                                              33,000           14,000
                                                 -----------      -----------
                                                  10,002,000        8,846,000
                                                 -----------      -----------
EXPENSES:
   Interest                                        9,559,000        7,799,000

   Expenses of rental properties:
      Depreciation and amortization                1,704,000        1,407,000
      Operating                                    2,670,000        2,374,000
   Other operating expenses                        1,153,000        1,246,000
                                                 -----------      -----------
                                                  15,086,000       12,826,000
                                                 -----------      -----------

Loss before reorganization expenses               (5,084,000)      (3,980,000)
Reorganization expenses                             (370,000)        (676,000)
                                                 -----------      -----------

Net loss                                         $(5,454,000)     $(4,656,000)
                                                 ===========      ===========

PER SHARE:
   Net loss                                         $(.49)           $(.41)
                                                    =====            =====

Weighted average number of common
  shares outstanding                              11,226,000       11,226,000



                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- --------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Three Months Ended December 31, (Unaudited)
- --------------------------------------------------------------------------------


                                                               1994               1993
                                                            -----------        -----------


Cash flows from operating activities:
  Net loss                                                  $(5,454,000)       $(4,656,000)
                                                            -----------        -----------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization on real estate              1,704,000          1,407,000
    Decrease in payables & accrued expenses                    (231,000)          (877,000)
    Increase in interest payable                              9,139,000          8,259,000
    Decrease (increase) in receivables and other assets         218,000           (720,000)
    Net change in interest reserves, deferred income           (233,000)           (64,000)
                                                            -----------        -----------
  Total adjustments                                          10,597,000          8,005,000
                                                            -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     5,143,000          3,349,000
                                                            -----------        -----------
Cash flows from investing activities:
  Investments in real estate:
    Properties acquired through foreclosure                  (4,291,000)        (1,110,000)
    In-substance foreclosures                                   (79,000)          (671,000)
    Real estate equities                                       (645,000)          (434,000)
    Partnerships                                             (1,749,000)                 -
  Principal repayments on mortgage loans                        505,000            227,000
  Repayments on notes receivable                                 45,000                  -
  Sale of foreclosed property                                 2,334,000          5,511,000
  Repayment of in-substance foreclosure                         857,000          2,338,000
                                                            -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (3,023,000)         5,861,000
                                                            -----------        -----------

Net increase in cash and cash equivalents                     2,120,000          9,210,000
Cash and cash equivalents at beginning of period             60,332,000         11,451,000
                                                            -----------        -----------

Cash and cash equivalents at end of period                  $62,452,000        $20,661,000
                                                            ===========        ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Charge-offs against allowance for losses                  $ 2,634,000        $   215,000
                                                            ===========        ===========
  Transfer of in-substance foreclosures to
    investment in partnerships                              $15,443,000        $         -
                                                            ===========        ===========
  Transfer of in-substance foreclosures to
    mortgage loans                                          $   105,000        $         -
                                                            ===========        ===========


                                   See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- --------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended December 31, 1994 (Unaudited)
- --------------------------------------------------------------------------------


                                                 Additional                        Total
                            Common Shares          Paid-In      Accumulated    Shareholders'
                          Shares      Amount       Capital        Deficit         Equity
                        -------------------------------------------------------------------


Balance, beginning of
   period               11,226,000  $11,226,000  $182,375,000  $(173,568,000)   $20,033,000

Net loss                                                          (5,454,000)    (5,454,000)
                        ----------  -----------  ------------  -------------    -----------


Balance, end of
   period               11,226,000  $11,226,000  $182,375,000  $(179,022,000)   $14,579,000
                        ==========  ===========  ============  =============    ===========

                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION -

          On November 17, 1994, the Trust announced that it had reached an agreement in principle with a substantial number of holders of its Senior Notes on the terms of a restructuring of the Senior Notes.

          Pursuant to the agreement in principle, holders of the Senior Notes in the aggregate principal amount of $290 million plus accrued interest of $41.7 million through December 31, 1994 will receive under a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code, $110 million of new senior secured notes due 2002, approximately $50 million in cash and 97% of the restructured equity of the Trust (or substantially all the restructured equity if holders of the Trust's outstanding common shares do not vote to accept the prepackaged plan). If holders of the outstanding common shares vote to accept the prepackaged plan, such holders will retain 3% of the equity of the restructured Trust. The agreement in principle anticipates that the new senior secured notes will mature in 2002 and bear interest at the rate of 11-1/8% per annum. It is also anticipated that holders of unsecured claims will receive cash in the allowed amount of their claims. It is contemplated that the Trust will prepare a "shelf" registration statement for the new securities issued pursuant to the prepackaged plan.

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

          The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to a company on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. These financial statements include adjustments and reclassifications that have been made to reflect indebtedness as extended under the 1991 Plan and the Senior Note Indenture. These financial statements do not include any adjustments that would be required should the Trust be unable to continue as a going concern. The conditions noted above raise substantial doubt about the Trust's ability to continue as a going concern. These financial statements also do not include any adjustments that could be required as a result of the November 17, 1994 agreement in principle with certain holders of Senior Notes and related proposed restructuring and prepackaged chapter 11 bankruptcy, including adjustments required by The American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for fresh start accounting. The Trust anticipates that any adjustments that would be occasioned in the restructuring process by its financial distress, by any inability of the Trust to continue as a going concern or by any inability of the Trust to achieve a consensual restructuring would be material and adverse.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION (Continued)

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

                          Pro Forma Balance Sheet
                          As of September 30, 1994
                                (Unaudited)

                                                  Pro Forma Adjustments
                                 -------------------------------------------------------
                                 Historical     Proposed         Fresh         Pro Forma
                                   9/30/94   Reorganization      Start          9/30/94
                                 ----------  --------------    ----------      ---------
                                                     (in thousands)


ASSETS
Cash & marketable securities      $ 60,332     $ (50,000)(A)                   $  8,979
                                                  (1,353)(B)
Loans & owned real estate, net     296,047                     $ (67,047)(E)    229,000
Interest receivable                  4,638                        (2,810)(F)      1,828
Other assets                         3,227                        (1,955)(F)      1,272
                                  --------     ---------       ---------       --------

     Total assets                 $364,244     $ (51,353)      $ (71,812)      $241,079
                                  ========     =========       =========       ========

LIABILITIES
Senior secured notes due 1995     $290,000     $(290,000)(C)                   $      -
Senior secured notes due 2002            -       110,000 (C)                    110,000
Loan on REO - Imperial Bank         17,593                                       17,593
Interest payable                    32,568       (32,568)(C)                          -
Accounts payable and other           4,050        (1,353)(B)         (50)(F)      2,647
                                  --------     ---------       ---------       --------
     Total liabilities             344,211      (213,921)            (50)       130,240
                                  --------     ---------       ---------       --------
SHAREHOLDER'S EQUITY
Common stock at par                 11,226                                       11,226
Additional paid in capital         182,375       162,568 (D)    (245,330)(G)     99,613
Retained earnings (deficit)       (173,568)                      173,568 (G)          -
                                  --------     ---------       ---------       --------
     Total shareholder's equity     20,033       162,568         (71,762)       110,839
                                  --------     ---------       ---------       --------
     Total liabilities & equity   $364,244     $ (51,353)      $ (71,812)      $241,079
                                  ========     =========       =========       ========


                            See Accompanying Notes

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION (Continued)

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

(C) Reflects the cancellation of the Senior Secured notes due 1995 in the face amount of $290.0 million and the related interest payable on these notes of $32.6 million and the recording of the new Senior Notes due 2002 in the face amount of $110.0 million.

(D) Reflects the conversion of amounts previously owed under the Senior Secured Notes due 1995 converted to a 97% interest in the common shares of the reorganized Trust as follows:



Face amount of Senior Notes due 1995 . . . . . . . . . . . . .   $ 290,000
Interest payable at 9/30/94. . . . . . . . . . . . . . . . . .      32,568
                                                                 ---------
Total amount payable to creditors at 9/30/94 . . . . . . . . .     322,568
Less:  New Senior Notes due 2002 . . . . . . . . . . . . . . .    (110,000)
Less:  Cash payment to creditors . . . . . . . . . . . . . . .     (50,000)
                                                                 ---------
Amount previously due creditors converted to equity. . . . . .   $ 162,568
                                                                 =========


          ADJUSTMENTS TO REFLECT FRESH START ACCOUNTING

(E) Reflects adjustment made to carrying value of loans and owned real estate to adjust to estimated reorganization values.

(F) Reflects adjustment made to carrying values of accounts receivable/ other assets and accounts payable to adjust to estimated reorganization values of $3.1 million and $4.0 million, respectively.

(G) Reflects the adjustment of the retained earnings/deficit to zero as a result of the restructure and the adjustment of additional paid in capital as follows:



Adjust deficit to reset to zero. . . . . . . . . . . . . . . .   $(173,568)
Adjustment to carrying value of invested assets. . . . . . . .     (67,047)
Adjustment to carrying value of receivables. . . . . . . . . .      (4,765)
Adjustment to carrying value of payables . . . . . . . . . . .          50
                                                                 ---------
                                                                 $(245,330)
                                                                 =========

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

          INCOME TAXES - The Trust is a real estate investment trust that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements.

          For the fiscal year ended September 30, 1994 and the quarter ended December 31, 1994, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were primarily temporary differences related to the recognition of bad debt deductions and accounting for reorganization costs. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods.

          The Trust incurred net operating losses of $38 million, $31 million and $12 million for tax purposes in fiscal 1993, 1992 and 1991, respectively. The Trust estimates a net operating loss for tax purposes of approximately $35 million fiscal 1994. Each of these net operating losses will be available for fifteen years as a loss carryforward to future years' taxable income. If during the course of the proposed restructuring, Cancellation of Indebtedness taxable income results, the net operating losses available for use in future years will be reduced by the amount of such Cancellation of Indebtedness income. The Trust intends to preserve its net operating losses, but the transfer of more than 50% of the ownership of the Trust to its creditors in a reorganization (as was provided in the November 1994 agreement in principle and as is likely in any alternate restructuring) will limit the future per annum use of its net operating losses (after the aforementioned reduction for Cancellation of Indebtedness income) under Internal Revenue Code
          Section 382.

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

          ALLOWANCE FOR LOSSES - The allowance for losses on mortgage loans and related investments is determined in accordance with The American Institute of Certified Public Accountants Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2, as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. The cost of capital was computed at 11.0% at December 31, 1994 and 10.5% at September 30, 1994.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Additional provisions for losses on mortgage loans and related investments may be necessary if the deterioration in real estate markets continues, or there is a significant increase in the Trust's cost of capital. See also Note 1, "Basis of Financial Statement Presentation and Plan of Reorganization". Further adjustments may also be necessary as a result of the restructuring negotiations. The Trust anticipates that any adjustments that would be occasioned in the restructuring process by its financial distress, by any inability of the Trust to continue as a going concern or by any inability of the Trust to achieve a consensual restructuring would be material and adverse.

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

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include short-term investments (high grade commercial paper carried at cost of $60.8 million at December 31, 1994) with maturities ranging from 3 to 40 days.

          Included in cash and cash equivalents is $1.4 million of restricted cash which represents the funding of the employee retention plan (see
          Note 8) and $1.5 million related to borrowers' deposits.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS


NOTE 3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE

          The following table summarizes the Trust's mortgage loan portfolio:



                                December 31, 1994        September 30, 1994
                              ----------------------   ----------------------
                               Number of    Carrying    Number of    Carrying
Type of Underlying Security   Investments    Amount    Investments    Amount
- ---------------------------   -----------   --------   -----------   --------
                                          ($ Amounts in Thousands)


Apartments                         1         $   243        1        $   254
Residential/Condominium*           8           1,233        9          1,334
Office Buildings                   2           1,609        2          1,699
Industrial Buildings               9          30,141        7         30,328
Research & Development             3          16,449        3         16,371
Retail Buildings                   4          16,269        4         16,276
Hotel/Motels                       1           3,060        1          3,060
                                  --         -------       --        -------

Total                             28         $69,004       27        $69,322
                                  ==         =======       ==        ========
_____________


* Includes 79 mortgage end loans on 8 investments at December 31, 1994 and 80 mortgage end loans on 9 investments at September 30, 1994.



          The Trust's mortgage loan portfolio consists of loans located principally in California, 48% and Pennsylvania, 22%.

          At December 31, 1994, the Trust had undisbursed commitments of $727,000, all of which represents additional advances on partially funded mortgage loans.

          As of December 31, 1994, there were no earning loans delinquent (more than 60 days past due) as to principal and/or interest.

          At December 31, 1994 and 1993, loans totalling $28,163,000 and $25,107,000, respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business for various reasons, such as delays in construction, slower leasing than originally anticipated or delay in obtaining permanent financing.

          No interest rate modifications were made on mortgage loans for the quarter ended December 31, 1994.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE (Continued)

          The following table summarizes the Trust's investment in in-substance foreclosures:


                                 December 31, 1994        September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


EARNING:
Office Buildings                    2        $12,856          2        $12,840
Retail Buildings                    1         10,539          3         28,452
Apartments                          1          6,698          1          6,695
Research & Development Bldgs.       2         14,114          2         14,110
                                   --        -------         --        -------
  Total Earning                     6         44,207          8         62,097
                                   --        -------         --        -------
NON-EARNING:
Industrial Buildings                2          9,279          2         10,198
                                   --        -------         --        -------
  Total Non-Earning                 2          9,279          2         10,198
                                   --        -------         --        -------

Total                               8        $53,486         10        $72,295
                                   ==        =======         ==        =======


          The following table summarizes the Trust's investment in real estate equities, net of accumulated depreciation of $10,639,000 at December 31, 1994 and $10,023,000 at September 30, 1994:


                                 December 31, 1994         September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


Office Buildings                    4        $26,353          4        $26,264
Industrial Buildings                1          6,480          1          6,510
Retail Buildings                    1         24,058          1         24,083
                                   --        -------         --        -------

Total                               6        $56,891          6        $56,857
                                   ==        =======         ==        =======

                       MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE (Continued)

          The following table summarizes the Trust's investment in properties acquired through foreclosure and held for sale, net of accumulated depreciation of $9,243,000 at December 31, 1994 and $8,329,000 at September 30, 1994:


                                 December 31, 1994         September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


EARNING
Apartments                          3        $ 21,058         3       $ 21,012
Office Buildings                    3          12,044         4         13,942
Industrial Buildings                4          17,286         5         19,913
Retail Buildings                    1           7,627         1          7,585
Research & Development Bldgs.       2           5,991         2          5,985
                                   --        --------        --       --------
  Total Earning                    13          64,006        15         68,437
                                   --        --------        --       --------
NON-EARNING
Office Buildings                    6          18,197         5         16,449
Industrial Buildings                4          10,835         4         10,794
Retail Buildings                    2           8,697         2          5,039
                                   --        --------        --       --------
   Total Non-Earning               12          37,729        11         32,282
                                   --        --------        --       --------

Total                              25        $101,735        26       $100,719
                                   ==        ========        ==       ========


          The following table summarized the Trust's investment in partnerships, net of accumulated depreciation of $465,000 at December 31, 1994 and $313,628 at September 30, 1994:


                                 December 31, 1994         September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


Industrial Buildings                2        $ 9,464         2         $ 9,524
Retail Buildings                    2         17,100         -            -
                                   --        -------        --         -------

Total                               4        $26,564         2         $ 9,524
                                   ==        =======        ==         =======


                       MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.   ALLOWANCE FOR LOSSES

          The changes in the allowance for losses for the three months ended December 31, 1994 and 1993 were as follows:

                                                     12/31/94       12/31/93
                                                     --------       --------
                                                      (Amounts in Thousands)


Balance at beginning of period                       $13,430        $11,808
Provisions charged to expense                              -              -
                                                     -------        -------
                                                      13,430         11,808
Less charges against allowance, net of recoveries      2,634            215
                                                     -------        -------

Balance at end of period                             $10,796        $11,593
                                                     =======        =======

          Approximately $6,323,000 and $6,195,000 of the allowance at December 31, 1994 and 1993, respectively, are applicable to properties acquired through foreclosure and held for sale.


NOTE 5.   SENIOR NOTES

          SENIOR SECURED NOTES - The lack of liquidity in many of the commercial real estate markets continued during the past year. Although the Trust was able to meet the required principal payment at December 31, 1992, reducing the principal balance of the Senior Notes to $290 million, it did not have sufficient funds to meet the $20 million required principal payment due June 30, 1993 or the $33.8 million required principal payment due December 31, 1993 or the $30 million required principal payment due June 30, 1994 or the $18.8 million required principal payment due December 31, 1994 (taking into account permitted deferrals). The Trust also did not make the $6.6 million, the $6.4 million, the $7.2 million, the $8.7 million and the $9.1 million interest payments due December 31, 1993, March 31, 1994,
          June 30, 1994, September 30, 1994 and December 31, 1994, respectively. The average borrowing rates for the quarters ended December 31, 1994 and 1993, respectively, were 12.50% and 9.87%. At December 31, 1994, the outstanding 12.87% interest rate on the Senior Notes was composed of interest at 12.25% on $200 million of Senior Notes (including default interest at 1%) and $14.25% on $90 million of deferred amounts of Senior Notes (including default interest at 1%).

          LOAN ON EQUITY INVESTMENT - In November 1991, the Trust acquired full ownership of a retail center in which it had a partnership interest. The Trust has a construction borrowing commitment of $18.7 million of which $17.6 million was outstanding at December 31, 1994. The contractual interest rate on this loan is 10% (Prime + 1-1/2%, floor of 9%), and the loan matured in May 1994. The Trust negotiated an extension of the loan to July 3, 1995.

          The Trust can further extend the loan to April 22, 1996, but will be required to make a $3.6 million payment in order to receive the additional extension.

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

          The carrying value of cash and cash equivalents approximates that fair value because of the liquidity and short-term maturities of these instruments. The fair value of mortgage loans is estimated by discounting cash flows at what is considered a market interest rate for loans with similar terms to borrowers of similar credit quality.

          The measurement of the fair value of the Senior Notes at December 31, 1994 is not practical in the context of the proposed restructuring.

          The loan on equity investment is a variable rate loan that reprices frequently, thus fair value is based on the carrying amount of the loan.

          The estimated fair values of the Trust's financial instruments at December 31, 1994 are as follows:


                                                     Carrying         Fair
                                                      Amount         Value
                                                     --------       --------
                                                      (Amounts in Thousands)


FINANCIAL ASSETS:
  Cash and cash equivalents                          $62,452        $62,452
  Mortgage loans and notes receivable (net
    of allowance for possible losses)                 69,872         69,457

FINANCIAL LIABILITIES:
  Loan on equity investment                          (17,593)       (17,593)
  Off-Balance Sheet Financial Instruments:
    Unfunded loan commitments                              -           (727)



                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS


NOTE 7.   SHARE OPTION PLAN

          On August 14, 1994, the 1984 Share Option Plan terminated. As of December 31, 1994, options to purchase 348,500 Common Shares were outstanding under the 1984 Share Option Plan. The exercise price per share varies from $2.50 to $4.15. Options granted, other than those granted in fiscal 1991, expire five years from the date of grant and may be exercised at any time six months after the date of grant, subject to the limitation that the aggregate fair market value (determined as of the time the Option is granted) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. Options granted during fiscal 1991, pursuant to the Employee Retention Plan described in Note 8, expire five years from the date of grant but do not vest until three years from the date of grant. Options to purchase 77,500 Common Shares at a price of $14.50 terminated during the quarter ended December 31, 1994.

          In addition to cash, Options may be exercised by exchanging the Trust's Common Shares valued at the market price on the date of exercise of the Options. During the quarter ended December 31, 1994, no Options were exercised.



NOTE 8.   EMPLOYEE RETENTION PLAN

          The Trust established an Employee Retention Plan, to be administered by the Compensation and Nominating Committee (the "Committee"), in order to assure the continuity and performance of employees of the Trust. The Plan contains four categories of benefits: an incentive program, stock options, termination pay and a retention bonus.

          The Committee established an incentive program for calendar year 1991. The incentive pool was calculated based on the reduction of the Trust's outstanding debt (the Senior Notes). During the quarters ended December 31, 1994 and 1993, the Committee approved the payment of discretionary bonuses totalling $128,500 and $123,000, respectively, for certain officers and employees of the Trust.

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

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS


NOTE 9.   ISSUANCE OF SHARES

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

                           MORTGAGE AND REALTY TRUST                   FORM 10Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - A Plan of Reorganization under Chapter 11 of the Bankruptcy Code was confirmed at a hearing held in the Bankruptcy Court in Los Angeles, California, on February 21, 1991, and an order was entered February 27, 1991, confirming the Plan. As a result of the liquidity problems in the commercial real estate markets, the Trust was not able to meet the required amortization at June 30, 1992 and the debt was restructured in July 1992 with the unanimous consent of the creditors. The debt is now governed by an indenture dated as of July 15, 1992. At December 31, 1992, debt outstanding was reduced to $290 million, the maximum debt level permitted under the Plan on that date.

Due to the lack of liquidity that has existed in the real estate marketplace, the Trust has not been able to meet payment and other obligations on its outstanding debt.

Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, 1993 and September 30, 1993, 358% at December 31, 1993 and March 31, 1994, and 313% at June 30, 1994 and September 30, 1994, and 209% at December 31, 1994, and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 113% at June 30, 1993 and September 30, 1993, 116% at December 31, 1993 and March 31, 1994, 117% at June 30, 1994 and September 30, 1994 and 120% at December 31, 1994. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. However, on May 26, 1993, the Trust received from the holders of more than 66-2/3% in principal amount of Senior Notes a waiver relating to the March 31 default.

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

At December 31, 1994, the Trust had cash and cash equivalents of $60.8 million. Included in cash and cash equivalents are $1.4 million of restricted cash which represents the funding of the employee retention plan and $1.5 million related to borrowers' deposits. The Trust's unfunded loan commitments totalled $727,000 at December 31, 1994.

RESULTS OF OPERATIONS-QUARTER ENDED DECEMBER 31, 1994 VS. QUARTER ENDED DECEMBER 31, 1993 - Net loss for the quarter ended December 31, 1994 was $(5,454,000) or $(.49) per share compared to a net loss of $(4,656,000) or $(.41) per share for the quarter ended December 31, 1993.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Interest and fee income on mortgage loans decreased $1,127,000 to $2,878,000 for the current quarter from $4,005,000 for the quarter ended December 31, 1993. The decrease was due primarily to a reduction in earning mortgage loans (including earning in-substance foreclosures) which totalled $113.2 million at December 31, 1994 compared to $170.1 million at December 31, 1993.

Rental income increased $1,390,000 to $5,692,000 in the quarter ended December 31, 1994 from $4,302,000 for the quarter ended December 31, 1993. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $577,000 and $431,000 for the quarters ended December 31, 1994 and 1993, respectively. Operating expenses and depreciation and amortization on rental properties increased $593,000 to $4,374,000 for the quarter ended December 31, 1994 from $3,781,000 for the quarter ended December 31, 1993, primarily from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

Interest on short-term investments increased due to the continuing accumulation of available cash. Available cash increased due to no payment of principal and interest on the Secured Notes since September 30, 1993.

Interest expense increased $1,760,000 to $9,559,000 in the current quarter from $7,799,000 for the quarter ended December 31, 1993. This was due primarily to an increase in the average borrowing rate from 9.87% for the quarter ended December 31, 1993 to 12.50% for the quarter ended December 31, 1994.

Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $370,000 for the quarter ended December 31, 1994 compared to $676,000 for the quarter ended December 31, 1993. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.

RESULTS OF OPERATIONS-QUARTER ENDED DECEMBER 31, 1994 VS. QUARTER ENDED SEPTEMBER 30, 1994 - Net loss for the quarter ended December 31, 1994 was $(5,454,000) or $(.49) per share compared to $(7,037,000) or $(.63) per share for the quarter ended September 30, 1994. The quarter ended September 30, 1994 included a provision for losses of $2,000,000 or $.18 per share compared to no provision for the quarter ended December 31, 1994.

Interest and fee income on mortgage loans decreased $454,000 to $2,878,000 for the quarter ended December 31, 1994 from $3,332,000 for the quarter ended September 30, 1994. The decrease was due to a reduction in earning mortgage loans (including earning in-substance foreclosures) because of the transfer of approximately $15.4 million of earning in-substance foreclosures to investment in partnerships.

Rental income increased $562,000 to $5,692,000 in the quarter ended December
31, 1994 from $5,130,000 for the quarter ended September 30, 1994. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $577,000 and $348,000 for the quarters ended December 31, 1994 and September 30, 1994, respectively. Operating expenses and depreciation and amortization on rental properties increased $473,000 to $4,374,000 for the quarter ended December 31, 1994 from $3,901,000 for the quarter ended September 30, 1994, primarily from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

Interest on short-term investments increased due to the continuing accumulation of available cash.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Interest expense increased $380,000 to $9,559,000 in the current quarter from $9,179,000 for the quarter ended September 30, 1994. This was due primarily to an increase in the average borrowing rate from 11.87% for the quarter ended September 30, 1994 to 12.50% for the quarter ended December 31, 1994.


NON-EARNING LOANS AND INVESTMENTS - At December 31, 1994, the Trust's non-earning loans, non-earning in-substance foreclosures and non-earning properties acquired through foreclosure and held for sale were $47,008,000, representing 15.25% of invested assets compared to $42,480,000 (13.73%) and $41,822,000
(12.31%) at December 31, 1993.

                          MORTGAGE AND REALTY TRUST                    FORM 10Q

                                   PART II

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          The Trust did not make its $18.75 million required principal payment due December 31, 1994 on the Senior Notes. Also, payment of $9.1 million in interest due December 31, 1994 on the Senior Notes was not made.

          In addition, based on financial results at December 31, 1994 the Trust was in violation of certain financial covenants in the Indenture relating to the ratio of outstanding securities to the Trust's capital base and the ratio of earning assets to outstanding securities. Under the financial covenants of the Indenture, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 209% at December 31, 1994 and a ratio of earning assets to outstanding securities of 120% at December 31, 1994. Failure to satisfy these covenants constitute additional events of default under the Indenture. In addition, at December 31, 1994, the Trust's non-performing assets (as defined in the Indenture) exceeded the limits prescribed in the Indenture. In addition to constituting an event of default, the Trust is obligated under the Indenture to pay to the holders of Senior Notes a penalty equal to 1.5% of the excess of non-performing assets, or a payment of approximately $183,000. The are also outstanding certain other events of default under the Indenture.

          Notwithstanding the uncured events of default, neither the Indenture Trustee nor any holders of the Senior Notes have accelerated the Senior Notes. On July 2, 1993 holders of approximately 81% of the Senior Notes agreed, subject to certain conditions, not to accelerate the Senior Notes or take any other remedial or enforcement action during a defined standstill period (the "Standstill Period") initially expiring July 31, 1993. The Standstill Period was extended by holders of more than 66-2/3% of the Senior Notes on August 3, August 20, September 23, October 5 and November 23, 1993. However, the Standstill Period expired on December 3, 1993. At the present time, it appears unlikely that any further extensions of the Standstill Period will be granted. Subsequent to the expiration of the Standstill Period, on or about December 8, 1993 the Indenture Trustee (and the Collateral Agents) notified the Trust's bank of the Indenture Trustee's security interest in the Trust's deposit accounts and instructed the bank to freeze the Trust's cash until otherwise instructed by the Indenture Trustee. Since that date, the Trust has operated on an ad hoc basis with the Indenture Trustee in administering its cash, with all cash use subject to review and approval by the Indenture Trustee. On or about February 3, 1994, the Trust and the Indenture Trustee and Collateral Agents reached further understanding regarding the Trust's use of cash and administration of its assets in the absence of a continued or extended Standstill

                          MORTGAGE AND REALTY TRUST                    FORM 10Q

                                   PART II



Item 3.   DEFAULTS UPON SENIOR SECURITIES (Continued)

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




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS
               Exhibits are as set forth in the "INDEX TO EXHIBITS" on page 24.


          (b)  REPORTS ON FORM 8-K

               On November 28, 1994, the Trust filed a report on Form 8-K dated November 17, 1994, reporting information under Item 5 - Other Events.

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



DATE:   February 13, 1995

                         MORTGAGE AND REALTY TRUST                     FORM 10Q


                             INDEX TO EXHIBITS



EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------

  11*      Schedule of Net Income (Loss) Per Share - Assuming Full Dilution



- ------------------
*  Exhibit filed with this Form 10-Q.