Form 10-Q
period 1995-03-31
MORTGAGE & REALTY TRUST
filed 1995-05-12
CIK 79259

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

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

Number of Common Shares Outstanding at March 31, 1995:

                                  11,226,215

                            MORTGAGE AND REALTY TRUST

                          INDEX OF FINANCIAL INFORMATION


PART I

           1.    Unaudited Financial Statements including the following:

                      Balance Sheet at March 31, 1995 and
                      September 30, 1994

                      Statement of Operations for the periods ended March 31, 1995 and 1994

                      Statement of Cash Flows for the six months ended March 31, 1995 and 1994

                      Statement of Shareholders' Equity for the six months ended March 31, 1995

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

           6.    Exhibits and Reports on Form 8-K

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

Item 1.      Financial Statements:

- --------------------------------------------------------------------------------
BALANCE SHEET
- --------------------------------------------------------------------------------


                                                   March 31,          September 30,
                                                     1995                1994
                                                  ------------        -------------


ASSETS:
Mortgage loans and investments:
  Standing loans                                 $ 54,272,000         $ 61,851,000
  Long-term amortizing loans                        2,694,000            2,908,000
  Participating loans and investments               1,960,000            4,563,000
  Non-earning                                          25,000                    -
                                                 ------------         ------------
                                                   58,951,000           69,322,000
                                                 ------------         ------------
Notes receivable                                      642,000              760,000
In-substance foreclosures:
  Earning                                          30,328,000           62,097,000
  Non-earning                                      18,018,000           10,198,000
Real estate:
  Investment in real estate equities, net          56,940,000           56,857,000
  Properties acquired through foreclosure and
    held for sale, net:
      Earning                                      72,642,000           68,437,000
      Non-earning                                  34,417,000           32,282,000
  Investment in partnerships, net                  26,511,000            9,524,000
                                                 ------------         ------------
                                                  298,449,000          309,477,000
         Less allowance for losses                (11,031,000)         (13,430,000)
                                                 ------------         ------------
                                                  287,418,000          296,047,000
Cash and cash equivalents                          73,140,000           60,332,000
Interest receivable and other assets                6,390,000            7,865,000
                                                 ------------         ------------
                                                 $366,948,000         $364,244,000
                                                 ============         ============
LIABILITIES:
Senior secured notes                             $290,000,000         $290,000,000
Loan on equity investment                          17,593,000           17,593,000
Accounts payable and accrued expenses               3,715,000            4,050,000
Interest payable                                   51,324,000           32,568,000
                                                 ------------         ------------
                                                  362,632,000          344,211,000
                                                 ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
Preferred shares, $1 par value:  3,500,000
  shares authorized, none issued                            -                    -
Common shares, $1 par value:  20,000,000 shares
  authorized, 11,226,000 shares issued and
  outstanding                                      11,226,000           11,226,000
Additional paid-in capital                        182,375,000          182,375,000
Accumulated deficit                              (189,285,000)        (173,568,000)
                                                 ------------         ------------
      Total shareholders' equity                    4,316,000           20,033,000
                                                 ------------         ------------

                                                 $366,948,000         $364,244,000
                                                 ============         ============

                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Periods Ended March 31, (Unaudited)
- --------------------------------------------------------------------------------


                                              Quarter Ended              Six Months Ended
                                        --------------------------   --------------------------
                                           3/31/95       3/31/94       3/31/95       3/31/94
                                        ------------   -----------   ------------   -----------


Income:
   Interest and fee income on mortgage
     loans                              $  2,303,000   $ 3,661,000   $  5,181,000   $ 7,666,000
   Income on rental properties:
      Rental income                        5,825,000     4,167,000     11,517,000     8,469,000
      Operating expense reimbursement        590,000       418,000      1,167,000       849,000
   Interest on short-term investments      1,042,000       140,000      1,864,000       234,000
   Other                                      14,000        34,000         47,000        48,000
                                        ------------   -----------   ------------   -----------
                                           9,774,000     8,420,000     19,776,000    17,266,000
                                        ------------   -----------   ------------   -----------

EXPENSES:
   Interest                               10,273,000     7,663,000     19,832,000    15,462,000
   Expenses of rental properties:
      Depreciation and amortization        1,782,000     1,426,000      3,486,000     2,833,000
      Operating                            2,802,000     2,360,000      5,472,000     4,734,000
   Other operating expenses                1,045,000     1,382,000      2,198,000     2,628,000
   Provision for losses on mortgage
     loans and related investments         3,000,000             -      3,000,000             -
   Reorganization expenses                 1,135,000       741,000      1,505,000     1,417,000
                                        ------------   -----------   ------------   -----------
                                          20,037,000    13,572,000     35,493,000    27,074,000
                                        ------------   -----------   ------------   -----------

Net loss                                $(10,263,000)  $(5,152,000)  $(15,717,000)  $(9,808,000)
                                        ============   ===========   ============   ===========

PER SHARE:
   Net loss                                $(.91)        $(.46)        $(1.40)         $(.87)
                                           =====         =====         ======          =====

Weighted average number of common
  shares outstanding                     11,226,000    11,226,000    11,226,000     11,226,000



                                  See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- --------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
Six Months Ended March 31, (Unaudited)
- --------------------------------------------------------------------------------


                                                                1995                1994
                                                            -----------         ------------


Cash flows from operating activities:
  Net loss                                                  $(15,717,000)        $(9,808,000)
                                                            ------------         -----------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization on real estate               3,486,000           2,833,000
    Decrease in payables and accrued expenses                   (335,000)           (134,000)
    Increase in interest payable                              18,756,000          15,512,000
    Decrease (increase) in receivables and other assets        1,475,000            (399,000)
    Net change in interest reserves, deferred income            (349,000)           (455,000)
    Provision for losses                                       3,000,000                   -
    Recoveries of charge offs to allowance for losses            116,000              69,000
                                                            ------------         -----------
  Total adjustments                                           26,149,000          17,426,000
                                                            ------------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     10,432,000           7,618,000
                                                            ------------         -----------
Cash flows from investing activities:
  Investments in real estate:
    Properties acquired through foreclosure                   (6,189,000)         (2,103,000)
    In-substance foreclosures                                    (97,000)         (1,030,000)
    Real estate equities                                      (1,349,000)           (738,000)
    Partnerships                                              (1,849,000)                  -
  Principal repayments on mortgage loans                         835,000          11,564,000
  Repayments on notes receivable                                 118,000             100,000
  Sale of foreclosed property                                  3,350,000           6,665,000
  Repayment on in-substance foreclosure                        7,557,000           2,338,000
                                                            ------------         -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      2,376,000          16,796,000
                                                            ------------         -----------
Net increase in cash and cash equivalents                     12,808,000          24,414,000
Cash and cash equivalents at beginning of period              60,332,000          11,451,000
                                                            ------------         -----------
Cash and cash equivalents at end of period                  $ 73,140,000         $35,865,000
                                                            ============         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND
 FINANCING ACTIVITIES:

  Charge offs against allowance for losses                  $  5,515,000         $   758,000
                                                            ============         ===========
  Transfer of in-substance foreclosures to real estate
    and investment in partnerships                          $ 23,740,000         $ 5,556,000
                                                            ============         ===========
  Transfer of in-substance foreclosures to mortgage
    loans                                                   $    105,000         $         -
                                                            ============         ===========
  Transfer of mortgage loans to real estate and in-
    substance foreclosures                                  $  9,762,000         $   400,000
                                                            ============         ===========


                                   See accompanying notes.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

- --------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
For the Six Months Ended March 31, 1995 (Unaudited)
- --------------------------------------------------------------------------------


                                                 Additional                        Total
                            Common Shares          Paid-In      Accumulated    Shareholders'
                          Shares      Amount       Capital        Deficit         Equity
                        -------------------------------------------------------------------


Balance, beginning of
   period               11,226,000  $11,226,000  $182,375,000  $(173,568,000)  $20,033,000


Net loss                                                         (15,717,000)  (15,717,000)
                        ----------  -----------  ------------  -------------   -----------

Balance, end of
   period               11,226,000  $11,226,000  $182,375,000  $(189,285,000)  $ 4,316,000
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

          Pursuant to the agreement in principle, holders of the Senior Notes in the aggregate principal amount of $290 million plus accrued interest of $51.3 million through March 31, 1995 will receive under a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code, $110 million of new senior secured notes due 2002, approximately $50 million in cash and 97% of the restructured equity of the Trust (or substantially all the restructured equity if holders of the Trust's outstanding common shares do not vote to accept the prepackaged plan). If holders of the outstanding common shares vote to accept the prepackaged plan, such holders will retain 3% of the equity of the restructured Trust. The agreement in principle anticipates that the new senior secured notes will mature in 2002 and bear interest at the rate of 11-1/8% per annum. It is also anticipated that holders of unsecured claims will receive cash in the allowed amount of their claims. It is contemplated that the Trust will prepare a "shelf" registration statement for the new securities issued pursuant to the prepackaged plan.

          In April 1995, the Trust and certain holders of Senior Notes executed an agreement of understanding, pursuant to which such noteholders agreed to support the proposed restructuring. On April 11, 1995, pursuant to such agreement, the Trust advanced $25 million towards the $50 million minimum payment required to implement the proposed restructuring.

          The agreement to pursue the restructuring proposal is subject to a number of conditions and the Trust intends to effect the restructuring through a prepackaged chapter 11 bankruptcy. At this time there can be no assurance that the conditions to consummation of the proposed restructuring will be satisfied.

          On March 30, 1995, the Trust filed preliminary solicitation materials with the SEC regarding the proposed restructuring and prepackaged chapter 11 bankruptcy. Details of the proposed restructuring and prepackaged bankruptcy including the conditions to commencement and consummation of the restructuring and terms of the new debt securities to be received by the Senior Note holders under the prepackaged plan have not been finalized pending the filing of definitive solicitation materials with the SEC and distribution of a disclosure statement for the solicitation of votes for the prepackaged plan to holders of the Trust's outstanding securities.

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

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995.



NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

          INCOME TAXES - The Trust is a real estate investment trust that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements.

          For the fiscal year ended September 30, 1994 and the six months ended March 31, 1995, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were primarily temporary differences related to the recognition of bad debt deductions and accounting for reorganization costs. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS


NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The Trust incurred net operating losses of $38 million, $31 million and $12 million for tax purposes in fiscal 1993, 1992 and 1991, respectively. The Trust estimates a net operating loss for tax purposes of approximately $35 million for fiscal 1994. Each of these net operating losses will be available for fifteen years as a loss carryforward to future years' taxable income. If during the course of the proposed restructuring, Cancellation of Indebtedness taxable income results, the net operating losses available for use in future years will be reduced by the amount of such Cancellation of Indebtedness income. The Trust intends to preserve its net operating losses, but the transfer of more than 50% of the ownership of the Trust to its creditors in a reorganization (as was provided in the November 1994 agreement in principle and as is likely in any alternate restructuring) will limit the future per annum use of its net operating losses (after the aforementioned reduction for Cancellation of Indebtedness income) under Internal Revenue Code
          Section 382.

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

          RENTAL INCOME - Rental income is recognized on a straight-line basis over the applicable term of the lease.

          LOAN FEE INCOME - Loan fees are recorded as income using the "interest method". Accordingly, loan fees are deferred when received and are recorded as income over the term of the loan in relation to outstanding loan balances.

          ALLOWANCE FOR LOSSES - The allowance for losses on mortgage loans and related investments is determined in accordance with The American Institute of Certified Public Accountants Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2, as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. At March 31, 1995, no assets were valued using the cost of capital method.

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

          CONCENTRATION OF CREDIT RISKS - The Trust's mortgage loan portfolio is heavily concentrated in California (49%) and Pennsylvania (23%). The mortgage loans are secured by the underlying real estate. The real estate is subject to risks arising in connection with the underlying real estate, such as defaults or non-renewal of the tenant leases, increased operating costs, environmental problems and availability of financing.

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

          Investments in real estate equities and properties acquired through foreclosure and held for sale and investments in partnerships are shown on the balance sheet, net of accumulated depreciation.

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include short-term investments (high grade commercial paper carried at cost of $71.6 million at March 31, 1995) with original maturities ranging from 3 to 28 days.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Included in cash and cash equivalents is $1.3 million of restricted cash which represents the funding of the employee retention plan (see
          Note 8) and $1.1 million related to borrowers' deposits.


NOTE 3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE

          The following table summarizes the Trust's mortgage loan portfolio:


                                  March 31, 1995         September 30, 1994
                              ----------------------   ----------------------
                               Number of    Carrying    Number of    Carrying
Type of Underlying Security   Investments    Amount    Investments    Amount
- ---------------------------   -----------   --------   -----------   --------
                                          ($ Amounts in Thousands)


Apartments                         1         $   235        1        $   254
Residential/Condominium*           8           1,218        9          1,334
Office Buildings                   3          18,181        2          1,699
Industrial Buildings               8          11,203        7         30,328
Research & Development             1          12,043        3         16,371
Retail Buildings                   3          13,011        4         16,276
Hotel/Motels                       1           3,060        1          3,060
                                  --         -------       --        -------

Total                             25         $58,951       27        $69,322
                                  ==         =======       ==        =======
_____________


* Includes 79 mortgage end loans on 8 investments at March 31, 1995 and 80 mortgage end loans on 9 investments at September 30, 1994.


          The Trust's mortgage loan portfolio consists of loans located principally in California, 49% and Pennsylvania, 23%.

          At March 31, 1995, the Trust had undisbursed commitments of $690,000, all of which represents additional advances on partially funded mortgage loans.

          As of March 31, 1995, there was one earning loan totalling $16,608,000 that was delinquent (more than 60 days past due) as to principal.

          At March 31, 1995 and 1994, loans totalling $18,438,000 and $31,019,000, respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business for various reasons, such as delays in construction, slower leasing than originally anticipated or delay in obtaining permanent financing.

          No interest rate modifications were made on mortgage loans for the quarter ended March 31, 1995.

                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE (Continued)

          The following table summarizes the Trust's investment in in-substance foreclosures:


                                   March 31, 1995         September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


EARNING:
Office Buildings                    1        $ 4,654          2        $12,840
Retail Buildings                    2         13,800          3         28,452
Apartments                          -              -          1          6,695
Research & Development Bldgs.       -              -          2         14,110
Industrial Buildings                2         11,874          -              -
                                   --        -------         --        -------
  Total Earning                     5         30,328          8         62,097
                                   --        -------         --        -------

NON-EARNING:
Industrial Buildings                4         18,018          2         10,198
                                   --        -------         --        -------
  Total Non-Earning                 4         18,018          2         10,198
                                   --        -------         --        -------

Total                               9        $48,346         10        $72,295
                                   ==        =======         ==        =======


          The following table summarizes the Trust's investment in real estate equities, net of accumulated depreciation of $11,294,000 at March 31, 1995 and $10,023,000 at September 30, 1994:


                                   March 31, 1995          September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


Office Buildings                    4        $26,576          4        $26,264
Industrial Buildings                1          6,434          1          6,510
Retail Buildings                    1         23,930          1         24,083
                                   --        -------         --        -------

Total                               6        $56,940          6        $56,857
                                   ==        =======         ==        =======


                       MORTGAGE AND REALTY TRUST                       FORM 10Q
Item 1.   Financial Statements (Continued)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE (Continued)

          The following table summarizes the Trust's investment in properties acquired through foreclosure and held for sale, net of accumulated depreciation of $10,180,000 at March 31, 1995 and $8,329,000 at
          September 30, 1994:


                                   March 31, 1995          September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


EARNING
Apartments                          3        $ 20,924         3       $ 21,012
Office Buildings                    3          14,772         4         13,942
Industrial Buildings                6          23,280         5         19,913
Retail Buildings                    1           7,651         1          7,585
Research & Development Bldgs.       2           6,015         2          5,985
                                   --        --------        --       --------
  Total Earning                    15          72,642        15         68,437
                                   --        --------        --       --------
NON-EARNING
Office Buildings                    4          12,754         5         16,449
Industrial Buildings                5          14,116         4         10,794
Retail Buildings                    1           7,547         2          5,039
                                   --        --------        --       --------
   Total Non-Earning               10          34,417        11         32,282
                                   --        --------        --       --------

Total                              25        $107,059        26       $100,719
                                   ==        ========        ==       ========


          The following table summarized the Trust's investment in partnerships, net of accumulated depreciation of $618,120 at March 31, 1995 and $313,628 at September 30, 1994:


                                   March 31, 1995          September 30, 1994
                               ----------------------    ----------------------
                                Number of    Carrying     Number of    Carrying
Type of Property               Investments    Amount     Investments    Amount
- ----------------               -----------   --------    -----------   --------
                                          ($ Amounts in Thousands)


Industrial Buildings                2        $ 9,403         2         $ 9,524
Retail Buildings                    2         17,108         -            -
                                   --        -------        --         -------

Total                               4        $26,511         2         $ 9,524
                                   ==        =======        ==         =======


                       MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4.   ALLOWANCE FOR LOSSES

          The changes in the allowance for losses for the six months ended March 31, 1995 and 1994 were as follows:

                                                      3/31/95        3/31/94
                                                     --------       --------
                                                      (Amounts in Thousands)


Balance at beginning of period                       $13,430        $11,808
Provisions charged to expense                          3,000              -
                                                     -------        -------
                                                      16,430         11,808
Less charges against allowance, net of recoveries      5,399            758
                                                     -------        -------

Balance at end of period                             $11,031        $11,050
                                                     =======        =======

          Approximately $7,205,000 and $6,524,000 of the allowance at March 31, 1995 and 1994, respectively, are applicable to properties acquired through foreclosure and held for sale.


NOTE 5.   SENIOR NOTES

          SENIOR SECURED NOTES - The lack of liquidity in many of the commercial real estate markets continued during the past year. Although the Trust was able to meet the required principal payment at December 31, 1992, reducing the principal balance of the Senior Notes to $290 million, it did not have sufficient funds to meet the $20 million required principal payment due June 30, 1993 or the $33.8 million required principal payment due December 31, 1993 or the $30 million required principal payment due June 30, 1994 or the $18.8 million required principal payment due December 31, 1994 (taking into account permitted deferrals). The Trust also did not make the $6.6 million, the $6.4 million, the $7.2 million, the $8.7 million, the $9.1 million and the $9.6 million interest payments due December 31, 1993, March 31, 1994, June 30, 1994, September 30, 1994, December 31, 1994,
          and March 31, 1995, respectively. The average borrowing rates for the six months ended March 31, 1995 and 1994, respectively, were 12.97% and 10.01%. At March 31, 1995, the outstanding 13.62%
          interest rate on the Senior Notes was composed of interest at 13.00% on $200 million of Senior Notes (including default interest at 1%) and 15.00% on $90 million of deferred amounts of Senior Notes (including default interest at 1%).

          LOAN ON EQUITY INVESTMENT - In November 1991, the Trust acquired full ownership of a retail center in which it had a partnership interest. The Trust has a fully funded construction borrowing commitment of $17.6 million outstanding at March 31, 1995. The contractual interest rate on this loan is 11% (Prime + 2%, floor of 8.5%), and the loan matures on July 3, 1995.

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

          The measurement of the fair value of the Senior Notes at March 31, 1995 is not practical in the context of the proposed restructuring.

          The loan on equity investment is a variable rate loan that reprices frequently, thus fair value is based on the carrying amount of the loan.

          The estimated fair values of the Trust's financial instruments at March 31, 1995 are as follows:

                                                     Carrying         Fair
                                                      Amount         Value
                                                     --------       --------
                                                      (Amounts in Thousands)


FINANCIAL ASSETS:
  Cash and cash equivalents                          $73,140        $73,140
  Mortgage loans and notes receivable (net
    of allowance for possible losses)                 59,744         59,744

FINANCIAL LIABILITIES:
  Loan on equity investment                          (17,593)       (17,593)
  Off-Balance Sheet Financial Instruments:
    Unfunded loan commitments                              -           (690)



                      MORTGAGE AND REALTY TRUST                       FORM 10Q

NOTES TO THE FINANCIAL STATEMENTS


NOTE 7.   SHARE OPTION PLAN

          On August 14, 1994, the 1984 Share Option Plan terminated. As of March 31, 1995, options to purchase 348,500 Common Shares were outstanding under the 1984 Share Option Plan. The exercise price per share varies from $2.50 to $4.15. Options granted, other than those granted in fiscal 1991, expire five years from the date of grant and may be exercised at any time six months after the date of grant, subject to the limitation that the aggregate fair market value (determined as of the time the Option is granted) of the Shares with respect to which Incentive Stock Options are exercisable for the first time by any participant during any calendar year shall not exceed $100,000. Options granted during fiscal 1991, pursuant to the Employee Retention Plan described in Note 8, expire five years from the date of grant but do not vest until three years from the date of grant. Options to purchase 77,500 Common Shares at a price of $14.50 terminated during the six months ended March 31, 1995.

          In addition to cash, Options may be exercised by exchanging the Trust's Common Shares valued at the market price on the date of exercise of the Options. During the six months ended March 31, 1995, no Options were exercised.



NOTE 8.   EMPLOYEE RETENTION PLAN

          The Trust established an Employee Retention Plan, to be administered by the Compensation and Nominating Committee (the "Committee"), in order to assure the continuity and performance of employees of the Trust. The Plan contains four categories of benefits: an incentive program, stock options, termination pay and a retention bonus.

          The Committee established an incentive program for calendar year 1991. The incentive pool was calculated based on the reduction of the Trust's outstanding debt (the Senior Notes). During the six month periods ended March 31, 1995 and 1994, the Committee approved the payment of discretionary bonuses totalling $128,500 and $123,000, respectively, for certain officers and employees of the Trust.

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

For the six months ended March 31, 1995, cash provided by operating activities increased the cash balance by approximately $10.4 million. This was due primarily to an increase in interest payable due to no payment of interest on the Secured Notes since September 30, 1993. Cash provided by investing activities increased the cash balance by approximately $2.4 million. This was due to higher repayments, net of advances, on: (1) mortgage loans of $835,000, and (2) in-substance foreclosures of $7.5 million. Offsetting these increases were advances, net of repayments, on: (1) properties acquired through foreclosure of $2.8 million, (2) real estate equities of $1.3 million and (3) investment in partnerships of $1.8 million.

Due to the lack of liquidity that has existed in the real estate marketplace, the Trust has not been able to meet payment and other obligations on its outstanding debt.

Under the financial covenants of the Indenture governing the Senior Notes, the Trust was required to maintain a ratio of outstanding securities to its capital base (as defined in the Indenture) of 515% at March 31, 1993. In addition, under the Indenture the Trust was required to maintain a ratio of outstanding securities to its capital base of 438% at June 30, 1993 and September 30, 1993, 358% at December 31, 1993 and March 31, 1994, and 313% at June 30, 1994 and September 30, 1994, and 209% at December 31, 1994 and March 31, 1995, and a ratio of earning assets (as defined in the Indenture) to outstanding securities of 113% at June 30, 1993 and September 30, 1993, 116% at December 31, 1993 and March 31, 1994, 117% at June 30, 1994 and September 30, 1994 and 120% at
December 31, 1994 and March 31, 1995. The Trust failed to meet each of these ratios, constituting events of default under the Indenture. However, on May 26, 1993, the Trust received from the holders of more than 66-2/3% in principal amount of Senior Notes a waiver relating to the March 31 default.

Outstanding Securities refers to all $290 million of securities governed by and registered under the Indenture dated July 15, 1992 for the Senior Secured Uncertificated Notes due 1995. Capital Base means the amount equal to the Company's Shareholders' Equity less 50% of the non-earning assets. Non-Earning Assets means the aggregate of non-earning loans (as defined in the Indenture) and non-earning properties (properties that do not produce and maintain an annualized return of 5% or greater cash flow yield). Earning Assets means an amount equal to between the aggregate amount of invested assets and aggregate amount of non-earning assets.

Management has held discussions with the representatives of the creditors to explore various alternatives for restructuring the outstanding debt obligations. The Trust's present intention is to reach a consensual restructuring agreement to be effected through a prepackaged chapter 11 bankruptcy. In April 1995, the Trust and certain holders of Senior Notes executed an agreement of understanding, pursuant to which such noteholders agreed to support the proposed restructuring. On April 11, 1995, pursuant to such agreement, the Trust advanced $25 million towards the $50 million minimum payment required to implement the proposed restructuring. See Note 1, "Basis

                           MORTGAGE AND REALTY TRUST                   FORM 10Q

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of Financial Information and Plan of Reorganization". If such an agreement cannot be reached with the Trust's debt holders, the Trust will have to consider other alternatives, including the filing of a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. Although the holders of more than 66-2/3% of the Trust's debt securities had agreed with the Trust to temporarily forebear further creditor action on the defaults for a defined standstill period, such standstill period expired on December 3, 1993. The Company believes that no further extension of the standstill will be granted. The Trust intends, therefore, to continue to operate its business and seek Senior Note holder consent on an ad hoc basis as such consent is required. Although the Trust believes that such consents, if requested, would be in the best interest of the Trust, its shareholders and the Senior Note holders, there can be no assurance that the Trust will obtain sufficient consents as they are required. Currently, the Trust is in default under the Indenture and has continued to suspend payments on the Senior Notes. Consequently, there can be no assurance that the Indenture Trustee and the Collateral Agents will not take remedial or enforcement action, including acceleration of the Senior Notes and foreclosure. If it becomes impossible for the Trust to continue operations under such circumstances, it may be necessary for Mortgage and Realty Trust to explore other alternatives, including seeking relief under chapter 11 of the Bankruptcy Code.

At March 31, 1995, the Trust had cash and cash equivalents of $71.6 million. Included in cash and cash equivalents are $1.3 million of restricted cash which represents the funding of the employee retention plan and $1.1 million related to borrowers' deposits. The Trust's unfunded loan commitments totalled $690,000 at March 31, 1995.


RESULTS OF OPERATIONS-SIX MONTHS ENDED MARCH 31, 1995 VS. SIX MONTHS ENDED MARCH 31, 1994 - Net loss for the six months ended March 31, 1995 was $(15,717,000) or $(1.40) per share compared to a net loss of $(9,808,000) or $(.87) per share for the six months ended March 31, 1994. The six months ended March 31, 1995 included a provision for losses of $3,000,000 or $.27 per share compared to no provision for the six months ended March 31, 1994. The Trust's spread (interest income on mortgage loans plus net operating income from real estate owned less interest expense) decreased from $(3,212,000) for the six months ended March 31, 1994 to $(7,439,000) for the six months ended March 31, 1995. Offsetting these decreases was an increase in interest income on short-term investments which was $1,864,000 for the six months ended March 31, 1995 compared to $234,000 for the six months ended March 31, 1994.

Interest and fee income on mortgage loans decreased $2,485,000 to $5,181,000 for the six months ended March 31, 1995 from $7,666,000 for the six months ended March 31, 1994. The decrease was due primarily to a reduction in earning mortgage loans (including earning in-substance foreclosures) which totalled $89.2 million at March 31, 1995 compared to $149.9 million at March 31, 1994. During the six months ended March 31, 1995, there were two mortgage loans totalling $15.4 million that were transferred into investment in Partnerships. In addition, advances of $1.8 million on investment in partnerships were made during the period.

During the six months ended March 31, 1995, no advances were made on mortgage loans. Prepayment on mortgage loans of approximately $6 million were received during the six months ended March 31, 1994. There were no prepayments on mortgage loans received during the six months ended March 31, 1995. The average interest rate on mortgage loans for the six months ended March 31, 1995 was 7.90% compared to 7.58% for the six months ended March 31, 1994.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rental income increased $3,048,000 to $11,517,000 in the six months ended March 31, 1995 from $8,469,000 for the six months ended March 31, 1994. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $1,167,000 and $849,000 for the six months ended March 31, 1995 and 1994, respectively. Operating expenses and depreciation and amortization on rental properties increased $1,391,000 to $8,958,000 for the six months ended March 31, 1995 from $7,567,000 for the six months ended March 31, 1994, primarily from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

Interest on short-term investments increased due to the continuing accumulation of available cash. Available cash increased due to no payment of principal and interest on the Secured Notes since September 30, 1993.

Interest expense increased $4,370,000 to $19,832,000 in the current period from $15,462,000 for the six months ended March 31 1994. This was due primarily to an increase in the average borrowing rate from 10.01% for the six months ended March 31, 1994 to 12.97% for the six months ended March 31, 1995.

Other operating expenses decreased $430,000 to $2,198,000 for the six months ended March 31, 1995 from $2,628,000 for the six months ended March 31, 1994. The decrease was due to decreases in professional fees and expenses, insurance costs, Trustees expenses and tax (other than income).

Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $1,505,000 for the six months ended March 31, 1995 compared to $1,417,000 for the six months ended March 31, 1994. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1995 VS. QUARTER ENDED DECEMBER 31, 1994 - Net loss for the quarter ended March 31, 1995 was $(10,263,000) or $(.91) per share compared to $(5,454,000) or $(.49) per share for the quarter ended December 31, 1994. The quarter ended March 31, 1995 included a provisions for losses of $3,000,000 or $.27 per share compared to no provision for the quarter ended December 31, 1994.

Interest and fee income on mortgage loans decreased $575,000 to $2,303,000 for the quarter ended March 31, 1995 from $2,878,000 for the quarter ended December 31, 1994. The decrease was due to a reduction in earning mortgage loans (including earning in-substance foreclosures) because of: (1) the repayment of approximately $6.6 million on earning in-substance foreclosures; (2) the transfer of approximately $8.3 million of earning in-substance foreclosures to properties acquired through foreclosure and held for sale; and (3) the reclassification of approximately $8.7 million from earning to non-earning in-substance foreclosures.

Rental income increased $133,000 to $5,825,000 in the quarter ended March 31, 1995 from $5,692,000 for the quarter ended December 31, 1994. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $590,000 and $577,000 for the quarters ended March 31, 1995 and December 31, 1994, respectively. Operating expenses and depreciation and amortization on rental properties increased $210,000 to $4,584,000 for the quarter ended March 31, 1995 from $4,374,000 for the quarter ended December 31, 1994, primarily from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

Interest on short-term investments increased due to continuing accumulation of available cash.

                           MORTGAGE AND REALTY TRUST                   FORM 10Q


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense increased $714,000 to $10,273,000 in the current quarter from $9,559,000 for the quarter ended December 31, 1994. This was due primarily to an increase in the average borrowing rate from 12.50% for the quarter ended December 31, 1994 to 13.45% for the quarter ended March 31, 1995.

Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $1,135,000 for the quarter ended March 31, 1995 compared to $370,000 for the quarter ended December 31, 1994. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1995 VS. QUARTER ENDED MARCH 31, 1994 - Net loss for the quarter ended March 31, 1995 was $(10,263,000) or $(.91) per share compared to $(5,152,000) or $(.46) per share for the quarter ended March 31, 1994. The quarter ended March 31, 1995 included a provision for losses of $3,000,000 or $.27 per share compared to no provision for the quarter ended March 31, 1994.

Interest and fee income on mortgage loans decreased $1,358,000 to $2,303,000 for the quarter ended March 31, 1995 compared to $3,661,000 for the quarter ended March 31, 1994. The decrease was due primarily to a reduction in earning mortgage loans (including earning in-substance foreclosures) which totalled $149.9 million at March 31, 1994 compared to $89.3 million at March 31, 1995.

Rental income increased $1,658,000 to $5,825,000 in the quarter March 31, 1995 from $4,167,000 for the quarter ended March 31, 1994. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $590,000 and $418,000 for the quarters ended March 31, 1995 and 1994, respectively. Operating expenses and depreciation and amortization on rental properties increased $798,000 to $4,584,000 for the quarter ended March 31, 1995 from $3,786,000 for the quarter ended March 31, 1994, primarily from continued growth in real estate equities and properties acquired through foreclosure and held for sale.

Interest on short-term investments increased due to the continuing accumulation of available cash.

Interest expense increased $2,610,000 to $10,273,000 for the current quarter compared to $7,663,000 for the quarter ended March 31, 1994. This increase was due primarily to an increase in the average borrowing rate from 10.15% for the quarter ended March 31, 1994 to 13.45% for the quarter ended March 31, 1995.

Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $1,135,000 for the quarter ended March 31, 1995 compared to $741,000 for the quarter ended March 31, 1994. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.


NON-EARNING LOANS AND INVESTMENTS - At March 31, 1995, the Trust's non-earning loans, non-earning in-substance foreclosures and non-earning properties acquired through foreclosure and held for sale were $52,460,000, representing 17.58% of invested assets compared to $47,008,000 (15.25%) at December 31, 1994 and $44,909,000 (13.71%) at March 31, 1994.

                          MORTGAGE AND REALTY TRUST                    FORM 10Q

                                   PART II


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          The Trust did not make a $9.6 million interest payment due March 31, 1995 on the Senior Notes.

          In addition, based on financial results at March 31, 1995 the Trust was in violation of certain financial covenants in the Indenture relating to the ratio of outstanding securities to the Trust's capital base and the ratio of earning assets to outstanding securities. Outstanding Securities refers to all Securities governed by and registered under the Indenture dated July 15, 1992 for the Senior Secured Uncertificated Notes due 1995. Capital Base means the amount equal to the Company's Shareholders' Equity less
          50% of the non-earning assets. Non-Earning Assets means the aggregate of non-earning loans (as defined in the Indenture) and non-earning properties (properties that do not produce and maintain an annualized return of 5% or greater cash flow yield). Earning Assets means an amount equal to between the aggregate amount of invested assets and aggregate amount of non-earning assets. Under the financial covenants of the Indenture, the Trust was required to maintain a ratio of outstanding indenture securities to its capital base (as defined in the Indenture) of 209% at March 31, 1995 and a ratio of earning assets to outstanding securities of 120% at March 31, 1995. Failure to satisfy these covenants constitute additional events of default under the Indenture. In addition, at December 31, 1994, the Trust's non-performing assets (as defined in the Indenture) exceeded the limits prescribed in the Indenture. In addition to constituting an event of default, the Trust is obligated under the Indenture to pay to the holders of Senior Notes a penalty equal to 1.5% of the excess of non-performing assets, or a payment of approximately $183,000. The are also outstanding certain other events of default under the Indenture.

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

               None

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




                                        MORTGAGE AND REALTY TRUST




                                        By   /s/ Victor H. Schlesinger

                                            -------------------------------
                                             Victor H. Schlesinger
                                             Chairman


                                        By   /s/ Daniel F. Hennessey
                                            -------------------------------
                                             Daniel F. Hennessey
                                             Treasurer
                                             Principal Financial Officer


DATE:   May 12, 1995

                         MORTGAGE AND REALTY TRUST                     FORM 10Q


                             INDEX TO EXHIBITS



EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------

  11*         Schedule of Net Income (Loss) Per Share - Assuming Full Dilution




- ------------------
*  Exhibit filed with this Form 10-Q.