Form 10-K
period 1995-09-30
VALUE PROPERTY TRUST
filed 1995-12-29
CIK 79259

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  __________

                                  FORM 10-K
(MARK ONE)
           /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                          OR
         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                        COMMISSION FILE NUMBER 1-6613

                            VALUE PROPERTY TRUST
                (Exact name of registrant as specified in its charter)
                   MARYLAND                           23-1862664
      (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)            identification number)

       120 ALBANY STREET, 8TH FLOOR                      08901
         NEW BRUNSWICK, NEW JERSEY                     (Zip code)
          (Address of principal
            executive offices)

       Registrant's telephone number, including area code 908-296-3080
                                  __________

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                      NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                        ON WHICH REGISTERED
            -------------------                       ---------------------
 Common Shares, par value $1.00 per share            New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  ----       ----

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Shares held by non-affiliates of the registrant at December 18, 1995, computed by reference to the closing sale price of such shares as reported in the Consolidated Transaction Reporting System, was $22,098,835. The number of Common Shares outstanding at December 18, 1995 was 11,226,310. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court.

                              Yes   X     No
                                  ----       ----
                                  __________

                       DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement for fiscal year ended September 30, 1995 is incorporated by reference into Part III of this 10-K.

==============================================================================

                                     PART I

ITEM 1.   BUSINESS.

                                   GENERAL

     Value Property Trust (the "Trust") is a Maryland real estate investment trust (a "REIT") engaged in the business of managing its portfolio of mortgage loans and real estate investments. The Trust was organized in 1970 as PNB Mortgage and Realty Investors. In 1984, the Trust changed its name to Mortgage and Realty Trust. In October 1995, the Trust changed its name to Value Property Trust. The Trust is organized under an Amended and Restated Declaration of Trust dated September 29, 1995 and as amended through October 26, 1995 (the "Amended and Restated Declaration of Trust"), and conducts its business in such a fashion as to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

     As of September 30, 1995, the Trust had: (1) cash and cash equivalents of $16.8 million; and (2) invested assets consisting of 31 mortgage loans and 38 investments in real estate owned. Based upon the amounts of the Trust's investments as of September 30, 1995, approximately 51% of the Trust's portfolio was in investments in California, 18% in Pennsylvania and 12% in New England states. Nationally, 38% of the amounts of its investments are in industrial or research and development properties, 19% in office buildings, 32% in shopping centers, 10% in apartments and 1% in other types of real estate investments.

     PREVIOUS CHAPTER 11 CASE AND 1991 PLAN OF REORGANIZATION

     On April 12, 1990, the Trust filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"), commencing a bankruptcy case, Bankruptcy Case No. LA 90-08976-SB (the "Prior Bankruptcy Case"). On November 21, 1990, a Joint Plan of Reorganization (the "1991 Plan") proposed by the Trust, the creditors' committee and the equity committee was filed with the Bankruptcy Court pursuant to section 1121 of the Bankruptcy Code. The 1991 Plan was confirmed by the Bankruptcy Court by an order entered February 27, 1991. The Prior Bankruptcy Case was closed on November 4, 1994, pursuant to a final order of the Bankruptcy Court.

     The 1991 Plan provided that the holders of outstanding indebtedness were to receive payments in installments over a period ending on June 30, 1995, with the right of the Trust to defer payment of certain amounts for up to twenty-four months or until December 31, 1995, when all deferred payments would be due. Interest was payable initially at Bank of America N.T. & S.A.'s reference rate plus one percent, increasing by 0.25% every six months, with interest on deferred amounts accruing at the adjusted rate plus two percent. The 1991 Plan also included certain financial, affirmative and negative covenants. The forecast upon which the 1991 Plan was based assumed that the real estate markets would begin to improve in fiscal 1992. However, the markets continued to deteriorate materially. Despite these conditions, the Trust was able to make all required interest payments and to exceed the required amortization payments through December 31, 1991. These results were achieved through liquidating Trust assets at substantial discounts from their acquisition cost. However, due to the continued deterioration of the real estate markets, the Trust could not meet the amortization payment at June 30, 1992, which required the Trust to reduce the debt to $291,250,000, taking into account deferrals permitted under the 1991 Plan. This deterioration also precluded the Trust from maintaining compliance with the financial covenants of the 1991 Plan. Thus, the Trust determined that it was necessary to defer a portion of the principal payments on the outstanding debt and limit certain future cash interest payments to allow sufficient time for liquidity to return to the United States real estate market. Such deferral was accomplished by an out-of-court modification to the 1991 Plan (the "1992 Restructuring").

     THE 1992 RESTRUCTURING

     Pursuant to the Trust's negotiations with the creditors' committee, on June 15, 1992, the Trust commenced a solicitation of acceptances to certain modifications (the "1992 Modifications") to the outstanding debt obligations of the Trust and to a prepackaged plan of reorganization (the "Proposed 1992 Plan") to effect the 1992 Modifications. The 1992 Modifications to the outstanding debt obligations provided, among other things, for (i) an increased amount of required principal payments that could be deferred (while retaining the final payment date for deferred payments at December 31, 1995),
(ii) an extension of the permitted repayment period of such deferred amounts from 24 months to 30 months from the date a deferral is utilized, (iii) the establishment of a limit on the maximum rate of interest to be paid in cash on a current basis at 9% through June 30, 1994, with any excess being accrued and paid at December 31, 1995, (iv) changes in certain required financial covenants to reflect the then-existing financial condition of the Trust and the then-existing real estate market, (v) with the approval of the holders of 66-2/3% of the outstanding debt obligations, the release of collateral for certain financings by the Trust, and (vi) the payment of additional consideration to the holders of the outstanding debt obligations equal to one percent of the principal amount of the outstanding debt obligations, payable in four semi-annual installments commencing on the date the 1992 Restructuring became effective. The Trust received 100% acceptance of the 1992 Modifications and, on July 15, 1992, the Trust successfully restructured its outstanding debt by issuance of new notes in accordance with the proposed 1992 Modifications (the "Old Notes") and entered into an indenture (the "Old
Note Indenture") with Wilmington Trust Company, as trustee (the "Old Note Trustee"), entered into a second amendment to the Trust's then outstanding Collateral and Security Agreement dated as of February 21, 1991 (as amended, the "Old Collateral Agreement") and amended the 1991 Plan (as amended pursuant to the 1992 Restructuring, the "Prior Plan").

     RECENT CHAPTER 11 CASE AND 1995 PREPACKAGED PLAN OF REORGANIZATION

     The financial projections upon which the 1992 Restructuring was based assumed that the real estate markets would stop or slow their decline by 1993 with some improvement in 1994. Instead, after the effective date of the 1992 Restructuring, these markets failed to improve materially. The Trust's business operations, including its ongoing efforts to refinance and sell property, did not generate cash flow sufficient to service the Old Notes during the fiscal years ended September 30, 1993 and 1994. Because its operating income had declined due to the continued deterioration of the real estate markets, the Trust was not able to meet its scheduled June 30, 1993 principal payment on the Old Notes of $20,000,000, and subsequently the Trust also failed to make additional principal payments, constituting events of default under the Old Note Indenture. The Trust also failed to make interest payments on the Old Notes. In addition, the Trust failed to meet certain ratios set forth in the financial covenants of the Old Note Indenture which constituted additional events of default under the Old Note Indenture.

     Throughout the second and third quarters of fiscal 1994, the Trust's management and advisors continued discussions with certain principal holders of the Old Notes and their representatives to explore various alternatives for restructuring the Old Notes. In March 1994, the principal holders requested that the Trust agree to pay certain fees and expenses of legal counsel to the principal holders. The Trust agreed, and in March 1994, the principal holders retained counsel to advise them in the Trust's financial restructuring. Thereafter, in June 1994, the principal holders requested and the Trust agreed to pay certain fees and expenses of a new financial advisor to the principal holders. The negotiations among the Trust, the various creditor constituencies and other interested parties in the Trust's financial restructuring continued into the fourth quarter of fiscal 1994.

     On November 17, 1994, the Trust announced that it had reached a non-binding agreement in principle with the Old Note holders to restructure the indebtedness represented by the Old Notes (the "1995 Restructuring").

     Under the 1995 Restructuring, the Trust and the Board of Trustees recommended to the Old Note holders that the Trust utilize a "prepackaged plan" of reorganization (the "Prepackaged Plan") governed by Chapter 11 title 11 of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"). The use of the Prepackaged Plan allowed the Trust, the Board of Trustees and holders of the Old Notes to agree in advance on the method and course of restructuring prior to the filing of the bankruptcy petition in Chapter
11. To this end, the Trust and certain holders who had acquired a significant portion of the Old Notes entered into an agreement of understanding (the "Agreement of Understanding") pursuant to which the Trust agreed to distribute to the holders of the Old Notes $25 million in cash prior to the Prepackaged Plan's petition date. Under this agreement, the principal holders (who held in excess of 80% of the Old Notes), among other things, agreed to vote in favor of the Prepackaged Plan when solicited. On April 11, 1995, the Trust paid $25.0 million pursuant to the Agreement of Understanding, with such payment to be credited against the cash payment of at least $50.0 million to be made to the holders of the Old Notes pursuant to the Prepackaged Plan.

     On July 12, 1995, the Trust mailed to each holder of Old Notes, outstanding common shares, other secured claims and unsecured claims (collectively, the "Holders") as of the close of business on July 7, 1995 (the "Record Date"), a copy of the Disclosure Statement and Proxy Statement for the Solicitation of Votes for the Prepackaged Plan of Reorganization (the "Disclosure Statement").

     Pursuant to the Disclosure Statement, the solicitation of ballots in favor of the Prepackaged Plan expired at midnight (New York time) on August 17, 1995. On August 18, 1995, the Trust filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court commencing a bankruptcy case, Bankruptcy Case No. LA 95-31101-SB. The Prepackaged Plan was confirmed by the Bankruptcy Court by an order entered September 22, 1995. The Trust entered into an amended and restated indenture (the "New Indenture") with Wilmington Trust Company as trustee, an amended and restated collateral and security agreement (the "New Security Agreement"), a pledge agreement (the "Pledge Agreement"), and a registration rights agreement (the "Registration Rights Agreement"). The Prepackaged Plan became effective September 29, 1995 (the "Effective Date") and provided for, among other things, (i) a 1 for 33.33 reverse stock split of the outstanding common shares affecting the shareholders of record as of September 29, 1995, and
(ii) the issuance to holders of the Trust's debt securities: (a) $110,000,000 principal amount of newly issued 11-1/8% Senior Secured Notes due 2002 (the "Senior Notes"), (b) $71,000,000 in cash and (c) approximately 10,889,430 new common shares, par value $1.00 per share, representing, in the aggregate, approximately 97% of the common shares outstanding after the Effective Date (all common shares outstanding after the Effective Date hereinafter referred to as the "Common Shares").

     BUSINESS PLAN

     Since emerging from bankruptcy on September 29, 1995, the Trust has not yet formulated a long-term strategic plan. The Trust's current plan is to evaluate each of its assets and identify, over the next one to two years, a core portfolio of properties to retain and operate or to offer for sale, with a view to maximizing the Trust's overall return to investors.

     The Trust's core portfolio may focus on one or more property types or on specific geographical regions, in each case where the Trust believes opportunities for appreciation exist. It may seek to make improvements to such properties in order to maximize their value, or may hold properties when it believes them to be undervalued.

     Management may from time to time determine to sell one or more properties consistent with the Trust's goal of focusing its holdings on a core portfolio. In addition, the Trust may receive unsolicited bids for one or more properties and will consider such bids in light of management's assessment of such factors as the price offered for the properties, their possibility for future appreciation and/or the current return to the Trust from operating such properties, and the fit of such properties with the Trust's remaining portfolio of core properties.

     The Trust may also, from time to time, identify new properties for acquisition or make investments as opportunities arise, in each case consistent with the Trust's definition of its core portfolio.

     In addition to reviewing each of its properties, the Trust is currently assessing its mortgage loan portfolio, with a view to identifying and formulating a plan of action with respect to non-performing loans and loans that are unlikely to be collected in a timely manner. Performing loans may be retained by the Trust for their current yield and the Trust may, from time to time, solicit bulk sale bids for some or all of its non-performing and/or performing loans.

     As of September 30, 1995 the Trust had cash and marketable securities valued at approximately $16.8 million. The Trust intends to use such funds, together with funds from operations and net proceeds from the sale of assets, to make appropriate capital and tenant improvements to its properties and to make acquisitions of new properties from time to time as described above. Pending such use, the Trust will use its funds to reduce leverage by repaying, redeeming or repurchasing its indebtedness or to make other investments (including investments in the Trust's Common Shares), subject to the terms of its debt instruments as in effect from time to time.

     COMPETITION, REGULATION, AND OTHER FACTORS

     The success of the Trust depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws and zoning laws.

     The Trust's real estate investments are located in markets in which they face significant competition. Many of the Trust's investments, particularly the office buildings, are located in markets which have an over-supply of available space, resulting in intense competition for tenants and low rents.

     GOVERNMENT REGULATIONS

     The Trust's properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. The Trust believes that the properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at properties owned by the Trust may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

     The Trust believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Trust has not been notified by any governmental authority of any noncompliance or other claim in connection with any of its present or former properties. To date, compliance with federal, state and local environmental protection regulations has not had a material effect upon the Trust.

     OTHER INFORMATION

     As of September 30, 1995, the Trust employed 25 people. The Trust is currently in the process of assessing and redeploying its employees. As such, the number of employees of the Trust will be fluctuating for the first quarter of fiscal 1996. The Trust's current business constitutes a single business segment. The Trust is not dependent upon a single tenant or a limited number of tenants.

     The Trust's principal offices are currently located at 120 Albany Street, 8th Floor, New Brunswick, New Jersey 08901 and 22120 Clarendon Street, Suite 230, Woodland Hills, California 91367; the Trust's telephone numbers are (908) 296-3080 and (818) 594-8586, respectively.

INVESTMENTS

     Although the Trust has continued to fund previously existing investment commitments and to fund limited tenant improvements and similar investments necessary to retain or obtain tenants, the Trust has not made any new investments in loans or properties since its Prior Bankruptcy Case filing, but it has continued to manage its investment portfolio.

     Loans are secured by first or junior mortgages as well as mortgages secured by leaseholds. Loans made by the Trust are secured by mortgages on income-producing properties, including office buildings, shopping centers, industrial projects, apartments and condominium projects. When the Trust made investments, it abided by various restrictions consisting principally of loan-to-value ratios, investment ranges and percentage of total assets invested in loans to a single borrower.

     The Trust's investments are primarily located in major metropolitan areas throughout the United States. As of September 30, 1995, the Trust held investments in mortgage loans, investments in real estate and other interests in real properties located in 18 states.

     The following pages contain summaries of the Trust's investments at September 30, 1995.

                              VALUE PROPERTY TRUST
                            REAL ESTATE INVESTMENTS
                               SEPTEMBER 30, 1995

ASSET                                                                  DATE                                OCCUPANCY
  #     PROJ TYPE          ASSET NAME               CITY        ST   ACQUIRED  OWNERSHIP   TOTAL SQ. FT.   @ 9/30/95
-----  ----------  --------------------------  ---------------  ---  --------  ---------   --------------  ---------
 498   Apartments  Junipers                    Yarmouth         ME    Feb-92     100%        188,087  SF     97.0%
 643   Apartments  Villa del Cresta            Florissant       MO    Feb-92     100%        333,038  SF     95.0%
 646   Apartments  McLaughlin                  Hammond          IN    Apr-94     100%        166,056  SF     96.0%
                                                                                           -------------------------
                   TOTAL APARTMENTS                                                          687,181  SF     95.8%
                                                                                           -------------------------

 421   Industrial  Parkway                     Richmond         CA    Jan-89     100%         87,654  SF     67.0%
 452   Office/Ind. Keewaydin                   Salem            NH    Aug-92     100%        125,230  SF     72.0%
 467   Industrial  North County                Yorba Linda      CA    Mar-91     100%        105,930  SF     88.0%
 563   Industrial  Slauson                     Whittier         CA    May-87     100%        111,923  SF     91.0%
 575   Office/Whse Turnpike                    Canton           MA    Jan-91     100%         50,972  SF     43.0%
 577   Whse/Office South St.                   Hopkinton        MA    Jan-91     100%        119,000  SF      0.0%
 606   Industrial  Maryland Road               Willow Grove     PA    Jun-93     100%        108,514  SF      0.0%
 629   Industrial  Nash                        El Segundo       CA    Jan-94     100%         45,924  SF     84.0%
 637   Office/Ind  900 Bldg                    Minneapolis      MN    Sep-93     100%        216,000  SF     95.0%
 638   Warehouse   6950 Bldg                   Eden Prairie     MN    Sep-93     100%         90,000  SF    100.0%
 647   Industrial  Moreno Valley               Moreno Valley    CA    Nov-92     100%        251,090  SF    100.0%
 659   Industrial  Avenue Hall                 Valencia         CA    Jul-91     100%         86,980  SF     90.0%
 679   Office/Whse Mellen St.                  Framingham       MA    Apr-92     100%         57,797  SF     68.0%
 682   Whse/Distr  Fife-TPIP II *              Fife (Tacoma)    WA    Dec-92      15%        332,508  SF    100.0%
 684   Whse/Distr  Keystone I Partnership *    Bristol Twp.     PA    Jun-93      70%        100,725  SF    100.0%
 641   Ind/Office  Bay City Holdings *         Santa Monica     CA    Jan-95      85%        114,375  SF     93.0%
                                                                                           -------------------------
                   TOTAL INDUSTRIAL                                                        2,004,622  SF     80.2%
                                                                                           -------------------------
 439   Office      Summer Street               Boston           MA    Jan-90     100%         69,527  SF     70.0%
 447   Office      Riverside Centre            Portland         OR    Aug-89     100%         99,233  SF     95.0%
 448   Office      Stadium Towers              Anaheim          CA    Aug-88     100%         64,574  SF     71.0%
 462   Office      Chestnut Street             Philadelphia     PA    Jan-91     100%         50,326  SF     73.0%
 542   Office      Southampton                 Southampton      PA    Feb-92     100%         42,040  SF     94.0%
 558   Office      Pinebrook I                 King of Prussia  PA    May-87     100%         57,756  SF     77.0%
 409   Office      Pinebrook II                King of Prussia  PA    May-87     100%         58,521  SF     97.0%
 687   Office      Six Sentry Parkway          Blue Bell        PA    Jun-94     100%         91,587  SF     75.0%
 420   Office      Hoes Lane                   Piscataway       NJ    Aug-91     100%         37,238  SF     81.0%
 544   Office      Two Executive Campus        Cherry Hill      NJ    Oct-92     100%        102,310  SF     55.0%
 664   Office      Clarewood                   Woodland Hills   CA    May-92     100%         39,902  SF     89.0%
 574   Office      Burtonsville Commerce       Burtonsville     MD    Mar-95     100%         91,428  SF     98.0%
                                                                                           -------------------------
                   TOTAL OFFICE                                                              804,442  SF     80.4%
                                                                                           -------------------------
 591   Retail      Creekside Partnership *     Vacaville        CA    Oct-94      80%        116,215  SF     74.0%
 630   Retail      Newark Partnership *        Newark           CA    Oct-94      90%         65,760  SF     85.0%
 672   Retail      Paseo Padre                 Fremont          CA    Oct-90     100%        194,625  SF     89.0%
 673   Retail      Arcade Square               Sacramento       CA    Sep-93     100%         76,452  SF     81.0%
 590   Retail      Berdon Plaza                Fairhaven        MA    Apr-91     100%        116,151  SF     18.0%
 639   Retail      Bradford Plaza              West Chester     PA    Aug-95     100%        129,609  SF     71.0%
                                                                                           -------------------------
                   TOTAL RETAIL                                                              698,812  SF     70.1%
                                                                                           -------------------------

                   TOTAL PORTFOLIO                                                         4,195,057  SF     81.1%
                                                                                           -------------------------
                                                                                           -------------------------

* The Trust has a partnership interest in this property

                               VALUE PROPERTY TRUST

                      GEOGRAPHIC DISTRIBUTION OF INVESTMENTS

                                 SEPTEMBER 30, 1995


State                   Apartments               Hotel           Industrial              Office        Residential
------                  ----------               -----           ----------              ------        -----------

Arizona . . . . . . .                                            $2,963,521
California. . . . . .     $170,064                               33,983,030            $8,980,257         $52,453
Colorado. . . . . . .
Delaware. . . . . . .                                                                                     155,928
Georgia . . . . . . .                                                                                      45,449
Indiana . . . . . . .    3,658,732
Maine . . . . . . . .    7,649,887
Maryland. . . . . . .                                                                   5,220,406         549,086
Massachusetts . . . .                                             5,325,881             1,657,311
Minnesota . . . . . .                                             2,040,161
Missouri. . . . . . .    8,208,281
Nevada. . . . . . . .                       $1,985,852
New Hampshire . . . .                                             3,599,438
New Jersey. . . . . .                                                                   2,074,301
Oregon. . . . . . . .                                                                   5,850,051
Pennsylvania. . . . .                                            11,168,874            16,127,183
Virginia. . . . . . .                                                                                     105,577
Washington. . . . . .                                             3,998,323
                      -----------           ----------          -----------           -----------        --------

Totals                $19,686,964           $1,985,852          $63,079,228           $39,909,509        $908,493
                      -----------           ----------          -----------           -----------        --------
                      -----------           ----------          -----------           -----------        --------
Percentage                  9.50%                0.96%               30.44%               19.26%            0.44%
                      -----------           ----------          -----------           -----------        --------
                      -----------           ----------          -----------           -----------        --------




                            Retail           Research &          Secured
                          Buildings          Development          Notes            Totals               %
                         ----------         ------------         -------           -----              -----
Arizona . . . . . . .                                                            $2,963,521          1.43%
California. . . . . .   $49,869,065         $11,313,263         $370,276        104,738,408         50.59%
Colorado. . . . . . .       133,599                                                 133,599          0.06%
Delaware. . . . . . .                                                               155,928          0.08%
Georgia . . . . . . .                                                                45,449          0.02%
Indiana . . . . . . .                                                             3,658,732          1.77%
Maine . . . . . . . .                                                             7,649,887          3.69%
Maryland. . . . . . .                                                             5,769,492          2.78%
Massachusetts . . . .     6,752,852                                              13,736,044          6.63%
Minnesota . . . . . .                         2,393,919                           4,434,080          2.14%
Missouri. . . . . . .                                                             8,208,281          3.96%
Nevada. . . . . . . .                                                             1,985,852          0.96%
New Hampshire . . . .                                                             3,599,438          1.74%
New Jersey. . . . . .                                                             2,074,301          1.00%
Oregon. . . . . . . .                                                             5,850,051          2.82%
Pennsylvania. . . . .     8,925,536           1,528,820          262,936         38,013,349         18.35%
Virginia. . . . . . .                                                               105,577          0.05%
Washington. . . . . .                                                             3,998,323          1.93%
                        -----------         -----------        ---------       ------------        -------

Totals                  $65,681,052         $15,236,002         $633,212       $207,120,312
                        -----------         -----------        ---------       ------------
                        -----------         -----------        ---------       ------------

Percentage                   31.70%               7.39%            0.31%                           100.00%
                        -----------         -----------        ---------                           -------
                        -----------         -----------        ---------                           -------


FRESH START REPORTING

     In connection with its emergence from Chapter 11 proceedings, the Trust implemented Fresh Start Reporting as provided in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting"). As a result, as of September 30, 1995 all assets were recorded at reorganization value and all liabilities were recorded to reflect their fair value. For additional information on this reporting method, see Note 1 - "Basis of Financial Information and Plan of Reorganization" in the Notes to the Financial Statements.

ITEM 2.   PROPERTIES.

INVESTED ASSETS

     The Trust has 69 assets under management consisting of 31 loans and 38 real estate investments. At September 30, 1995, as a result of the approval of the Trust's Prepackaged Plan of Reorganization, the carrying amount of all assets have been restated in accordance with Fresh Start Reporting. The Trust has classified these assets as follows:


                                                       INVESTED ASSETS
                                                       ---------------
                                                 Reorganization
                                                      Value             %
                                                 --------------       ----
                                                     ($000)
 ASSETS HELD FOR SALE:
 ---------------------
      Mortgage loans                                $  21,966          10.6%
      Real estate investments                          42,059          20.3%
      Investments in partnerships                       5,220           2.5%
                                                    ---------          -----
           Subtotal                                    69,245          33.4%
                                                    ---------         -----

 ASSETS HELD FOR INVESTMENT:
 ---------------------------
      Mortgage loans                                   35,013         16.9%
      Real estate investments                          81,581         39.4%
      Investments in partnerships                      20,648         10.0%
      Notes receivable                                    633           .3%
                                                    ---------         -----
           Subtotal                                   137,875         66.6%
                                                    ---------         -----

 TOTAL INVESTED ASSETS                               $207,120        100.0%
                                                     ========        ======
ITEM 3.   LEGAL PROCEEDINGS.

     A discussion of events surrounding the Trust's Prior Bankruptcy Case and an explanation of the material terms of the Trust's reorganization under the 1991 Plan are set forth in the section entitled "Previous Chapter 11 Case and 1991 Plan of Reorganization" under Item 1 above. The Prior Bankruptcy Case was closed on November 4, 1994 pursuant to a final order of the Bankruptcy Court.

     A discussion of events surrounding the Trust's 1995 prepackaged bankruptcy filing and an explanation of the material terms of the Trust's reorganization under the Prepackaged Plan are set forth in the section entitled

"Recent Chapter 11 Case and 1995 Prepackaged Plan of Reorganization" under
Item 1 above. Notwithstanding the confirmation of the Trust's Prepackaged Plan, as of September 29, 1995, the bankruptcy court continued to have jurisdiction among other things, to resolve disputes that may arise under the Prepackaged Plan.

     A third party has alleged the existence of a purchase contract with respect to one of the Trust's properties which the Trust disputes. This dispute may lead to litigation, but the Trust believes that any such litigation would not have a material effect on earnings or business prospects of the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 12, 1995 the Disclosure Statement was mailed to the shareholders of the Trust pursuant to a consent solicitation for votes for the Prepackaged Plan. The Disclosure Statement described the 1995 Restructuring pursuant to the Prepackaged Plan.

     The consent solicitation expired at 12:00 midnight, New York City time, on August 17, 1995. The following is a summary of the results of the ballots received from the classes that were solicited: (i) Class 2 - Claims of holders of Old Notes - 24 out of 24 claims voted in favor of the Prepackaged Plan; (ii) Class 4 - Unsecured Claims - the entire $368,561.67 amount of claims was voted in favor of the Prepackaged Plan; and (iii) Class 5 - Interest of holders of outstanding common shares - 5,384,146 out of 10,260,215 of the outstanding common shares were voted, 5,221,355 in favor and 162,791 against the Prepackaged Plan.

     On or about October 5, 1995, in response to a mailing of consent requests on or about October 4, 1995 to the holders of approximately 97% of the Trust's outstanding Common Shares, the Trust had received the written consent of 85.29% of the Trust's outstanding Common Shares approving an amendment to the Trust's Amended and Restated Declaration of Trust changing the Trust's name to "Value Property Trust." Subsequently, on or about October 6, 1995, the Trust mailed a 14-C Information Statement describing this vote to all of the holders of the Trust's outstanding Common Shares.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS.

     (a)  MARKET PRICE AND DIVIDENDS

     The Trust's Common Shares are listed for trading on the New York Stock Exchange under the symbol "VLP", and until October 27, 1995 they were traded under the symbol "MRT". No dividends have been declared by the Trust in the past two years. The following table shows the high and low sales prices for each fiscal quarter during the past two years:

                                         High       Low
                                         ----       ---
          1995
               First Quarter  . . . . . $ 1/4      $ 1/8
               Second Quarter . . . . .   3/8       3/16
               Third Quarter  . . . . . 11/32       7/32
               Fourth Quarter . . . . . 11/32       9/32
          1994
               First Quarter  . . . . . $ 5/8      $ 3/8
               Second Quarter . . . . .   5/8        3/8
               Third Quarter  . . . . .   1/2        3/8
               Fourth Quarter . . . . .   1/2        1/4

On October 2, 1995, pursuant to the conditions of the Prepackaged Plan, the Trust directed the New York Stock Exchange to effectuate a 1 for 33.33 reverse stock split of the Trust's outstanding common shares which resulted in a reduction of the Trust's outstanding common shares from approximately 11,226,215 to approximately 336,820. Simultaneously, and also pursuant to the conditions of the Prepackaged Plan in exchange for the release of certain debt by the Trust's noteholders, the Trust directed the New York Stock Exchange to issue approximately 10,890,180 new Common Shares. The combined result of these actions by the Trust on the New York Stock Exchange is that, as of October 2, 1995, substantially the same amount of Common Shares are authorized and outstanding as before the reverse stock split and issuance of new Common Shares and on October 2, 1995 the Trust's Common Shares were trading at $10 1/2.

     The Trust incurred net operating losses ("NOLs") of $35 million, $38 million, $31 million and $12 million for tax purposes in fiscal 1994, 1993, 1992 and 1991, respectively. The Trust estimates a net operating loss before cancellation of indebtedness ("COD") income for tax purposes of approximately $41 million for fiscal 1995. Beginning with fiscal 1996, NOLs available to offset taxable income in future years will be approximately $82 million after the recognition for tax purposes of the COD income of approximately $75 million. These NOLs will be subject to the Code Section 382 annual limitations on the use of the NOLs. The Trust estimates this annual limitation to be approximately $6 million with any portion of the Section 382 limitation not used in any taxable year carried forward up to fifteen years.

     After the recognition of the COD income, the remaining NOLs available will be $9 million, $38 million and $35 million from fiscal 1992, 1993 and 1994, respectively.

     (b)  HOLDERS OF COMMON SHARES

     There were approximately 4,700 record holders of the Trust's Common Shares at December 20, 1995.

     (c) The Trust did not declare or pay any dividends during either the fiscal year ended September 30, 1995 or the fiscal year ended September 30, 1994. In addition, the New Indenture governing the New Notes prohibits the Trust from declaring or making any dividends to shareholders other than dividends required for the Trust to maintain its REIT status unless the Consolidated Net Worth (as defined in the New Indenture) of the Trust at the time of such payment and after giving effect thereto is at least $50 million; provided, however, that the Trust shall in no event declare or make any such payment or other distribution if a Default or Event of Default (as defined in the New Indenture) has occurred and is continuing under the New Indenture.

ITEM 6.   SELECTED FINANCIAL DATA.


                            SELECTED FINANCIAL DATA



                                          Post
                                      Confirmation                                   Pre-Confirmation
                                      ------------    -----------------------------------------------------------------------------
                                                                                  Years Ended September 30
                                                      -----------------------------------------------------------------------------
                                                          1995            1994            1993            1992            1991
                                                      -------------   -------------   -------------   -------------   -------------
Operating Data                                        $  39,464,000   $  36,277,000   $  38,342,000   $  42,009,000   $  56,253,000
Total Income                                             52,120,000      47,668,000      43,967,000      42,077,000      51,736,000
Interest and other operating
 expenses                                                 7,306,000       5,839,000       5,500,000       4,470,000       3,062,000
Depreciation and amortization                             3,000,000       2,000,000      37,000,000      32,000,000      33,000,000
Gain on sale of real estate                                                                                                 244,000

Loss from operations before
 reorganization items and
 extraordinary items                                    (22,962,000)    (19,230,000)    (48,125,000)    (36,538,000)    (31,301,000)

Reorganization Items
Professional fees and other
 expenses, net                                           (5,778,000)     (2,360,000)     (5,844,000)       (934,000)     (4,352,000)
Write down of invested assets to
 reorganization value                                   (66,597,000)
Net loss before extraordinary item                      (95,337,000)

Extraordinary Item - Gain on
 extinguishment of debt                                  75,304,000               -               -               -               -

Net loss                                              $ (20,033,000)  $ (21,590,000)  $ (53,969,000)  $ (37,472,000)  $ (35,653,000)
Net loss per share*

                                      September 30,                   September 30,   September 30,   September 30,   September 30,
BALANCE SHEET DATA                        1995                            1994            1993            1992            1991
                                      -------------                   -------------   -------------   -------------   -------------
Invested assets                       $ 207,120,000                   $ 309,973,000   $ 347,526,000   $ 424,394,000   $ 505,600,000
Total assets                            232,329,000                     364,740,000     353,874,000     427,268,000     514,754,000
Allowance for losses                        -                            13,430,000      11,808,000      19,353,000      14,707,000
Senior Notes (due 1995)                     -                           290,000,000     290,000,000     312,000,000     374,000,000
Senior Notes (due 2002)                 109,975,000
Mortgage payable                         17,535,000                      17,593,000      17,572,000      15,615,000         -
Shareholders' equity                    100,074,000                      20,033,000      41,623,000      95,592,000     133,064,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     MANAGEMENT DISCUSSION

     Value Property Trust is a Maryland REIT engaged in the business of managing its portfolio of mortgage loans and real estate investments. On October 26, 1995, the Trust's name was changed from Mortgage and Realty Trust to Value Property Trust. On September 29, 1995, the Trust's Prepackaged Plan of Reorganization was declared effective by the United States Bankruptcy Court for the Central District of California.

     Under the Prepackaged Plan, holders of the Trust's $290,000,000 principal amount of Old Notes received: (i) $110,000,000 principal amount of newly issued Senior Notes; (ii) $71,000,000 in cash; and (iii) approximately 10,889,430 new Common Shares representing in the aggregate approximately 97% of the Common Shares outstanding after the Effective Date. In connection with the Prepackaged Plan, the Trust effected a 1 for 33.33 reverse stock split of its outstanding common shares.

     In connection with its emergence from Chapter 11 proceedings, the Trust implemented Fresh Start Reporting as of September 30, 1995. Fresh Start Reporting was required because: (1) the reorganization value of the Trust's assets immediately before the date of confirmation was less than the total of all post-petition liabilities; (2) there was more than a 50% change in the ownership of the Trust; and (3) there was a permanent and substantive loss of control by existing shareholders. As a result, all assets and liabilities were restated to reflect their appropriate carrying value. The September 30, 1995 balance sheet amounts have been segregated by a black line in order to signify that the balance sheet is that of a new reporting entity and has been prepared on a basis not comparable to the pre-confirmation balance sheets. (See "Note 1, Notes to Financial Statements" for additional information concerning Fresh Start Reporting).

     The following section includes a discussion and analysis of the results of operations on a pre-confirmation basis, for the years ended September 30, 1995, 1994 and 1993. The Trust has, for the past several years, reported significant net losses. As a result of the restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

     RESULTS OF OPERATIONS

     The Trust reported a net loss for fiscal 1995 of $20.0 million. The loss includes: (1) reorganization items for professional fees, interest income and an adjustment that reduced invested assets by $66.6 million as a result of adopting Fresh Start Reporting; and (2) an extraordinary item of $75.3 million reflecting the gain on extinguishment of debt. The Trust's loss from operations before the reorganization items and the extraordinary item was $23.0 million. The 1995 loss includes a provision for losses of $3.0 million and interest expense accrued of $35.9 million. The Trust reported a net loss for fiscal 1994 of $21.6 million compared to a net loss of $54.0 million for fiscal 1993. The 1994 loss includes a provision for losses of $2.0 million compared to a provision for losses of $37.0 million in 1993. Reorganization expense was $2.4 million in 1994 compared to $5.8 million in 1993.

     Interest and fee income on mortgage loans was $9.4 million for fiscal 1995 compared to $14.7 million in fiscal 1994. The decrease results primarily from a reduction in earning mortgage loans which averaged $97.8 million for fiscal 1995 compared to $131.4 million for fiscal 1994. During fiscal 1995, mortgage loans of approximately $10.9 million were transferred to real estate and $22.7 million have been repaid. Interest and fee income decreased from $19.0 million in 1993 to $14.7 million in fiscal 1994. The decrease resulted primarily from repayment of mortgage loans which totalled $25.5 million and the transfer of $13.1 million of loans to real estate owned.

     Rental income was $24.6 million for fiscal 1995 compared to $18.5 million for fiscal 1994 and $17.4 million for fiscal 1993. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $2.3 million, $1.7 million and $1.6 million for fiscal 1995, 1994 and 1993, respectively. Operating expenses and depreciation and amortization on rental properties increased to $19.0 million in fiscal 1995 compared to $15.7 million for both fiscal 1994 and 1993. The increases in income and expenses on rental properties results from continued acquisition of real estate properties and improvement in occupancy levels.

     Interest on short-term investments was $3.5 million in 1995 compared to $1.2 million and $.2 million for fiscal years 1994 and 1993, respectively. The increase in fiscal 1995 was due to the continuing accumulation of available cash. Available cash averaged $57.6 million for fiscal 1995 compared to $32 million and $8.6 million in fiscal years 1994 and 1993, respectively. The increase results from the fact that the Trust made no payment (interest or principal) on the Old Notes since September 30, 1993.
On April 11, 1995 the Trust made a $25.0 million payment and on September 29, 1995 an additional $46 million payment was made to Old Note holders. At September 30, 1995 cash and cash equivalents were $16.8 million, including restricted cash for borrowers deposits and the Trust's termination pay plan.

     Interest expense accrued for fiscal 1995 totalled $35.9 million compared to $33.0 million and $28.5 million for fiscal years 1994 and 1993, respectively. The Trust's average borrowing rate for fiscal 1995 was 13.3% compared to 10.7% and 9.2% for fiscal years 1994 and 1993, respectively. The unamortized cost of restructuring of Old Notes totalling $3.4 million was charged off during fiscal 1993 as a result of the monetary default.

     As a result of implementing Fresh Start Reporting, the Trust wrote down its real estate investments by $66.6 million to reorganization value. In addition, net reorganization expenses incurred by the Trust were $5.8 million in fiscal 1995, compared to $2.4 million and $5.8 million in fiscal years 1994 and 1993, respectively.

     The Trust recorded a $75.3 million extraordinary item-gain on extinguishment of debt against interest and principal due of $331.4 million on the Old Notes.

     Other operating expenses declined to $4.5 million for fiscal 1995 from $4.8 million and $5.3 million for fiscal years 1994 and 1993, respectively. The decrease was primarily due to a decrease in professional fees and expenses.

     A $3.0 million provision for losses was established in the current fiscal year compared to a provision of $2.0 million in 1994 and $37.0 million in 1993. The Trustees review the investment portfolio quarterly using current estimates and assumptions to determine the adequacy of the allowance for losses. The estimates and assumptions used in the valuation process are subject to changes which may be material.

     LIQUIDITY AND CAPITAL RESOURCES

     Prior to its 1995 Restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its Old Notes. As a result of the 1995 Restructuring, the Trust should no longer have the liquidity problems that it faced in the past years. Funds from operations should be sufficient to meet minimum debt service requirements. In the near term, capital expenditure needs will be met through liquidation of existing assets and the cash available at September 30, 1995. The Trust may, in the future, seek to raise additional capital through issuance of equity securities and/or the incurring of additional indebtedness for the purpose of meeting additional capital expenditures or retiring the New Notes.

     The New Indenture restricts the payment of dividends, other than such declaration and making of dividend payments that the Trust deems necessary to preserve its status as a REIT, unless the Consolidated Net Worth (as defined in the New Indenture) of the Trust at the time of such payment and after giving effect thereto is at least $50 million; provided, however, that the Trust shall in no event declare or make any such dividend payment or other distribution if a Default or Event of Default (as defined in the New Indenture) has occurred and is continuing. Under the Code, the Trust must distribute 95% of its "REIT taxable income" to its shareholders to continue to qualify as a REIT.

     Taxable income required to be distributed will be less than financial reporting under generally accepted accounting principles due to differences related to depreciation, use of NOLs (subject to the Code Section 382 limitations) and timing differences related to bad debt deductions.

     The New Indenture contains various affirmative, negative and financial covenants including limitations on investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data are as set forth in the "Index to Financial Statements" on page 28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Trust:

     NAME               AGE      POSITIONS AND OFFICES WITH THE TRUST
     ----               ---      ------------------------------------
George R. Zoffinger      47      President, Chief Executive Officer and Trustee
Hugh T. Regan, Jr.       35      Treasurer and Secretary

     The officers of the Trust serve a one-year term of office and are elected to their positions each year by the Trustees at the annual organization meeting of Trustees which normally immediately follows the annual meeting of shareholders. Mr. Zoffinger was appointed the President and Chief Executive Officer of the Trust pursuant to the terms of the Prepackaged Plan. The Board of Trustees ratified such appointment and elected Hugh T. Regan, Jr. to the positions of Treasurer and Secretary on October 2, 1995. Mr. Regan has served as a Vice President of the Trust since 1989. For information about Mr. Zoffinger's professional background, see "Trustees of the Registrant" below.

TRUSTEES OF THE REGISTRANT

     The following biographical information is furnished as to each of the current Trustees of the Trust.

NAME, AGE AND    POSITIONS
 YEAR FIRST      WITH THE
BECAME TRUSTEE    TRUST       PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS(1)
--------------   ----------   -----------------------------------------------

 Jeffrey Altman    Chairman,   Chairman of the Board of Trustees of the Trust
 29 years          Trustee     since October 1995.  Vice President of Mutual
 September 1995                Series Fund Inc. since 1995.  Analyst with Heine
                               Securities Corporation since 1990.  Director of
                               Resurgence Properties Inc.

 George R.         President,  Mr. Zoffinger served as Chairman of the Board of
 Zoffinger         Chief       Corestates New Jersey National Bank from April
 47 years          Executive   1994 to the present.  From December 1991 to
 September 1995    Officer,    April 1994, he served as President and Chief
                   Trustee     Executive Officer of Constellation Bancorp and
                               Constellation Bank.  From March 30, 1990 to
                               December 1991, Mr. Zoffinger served as the
                               Commissioner for the New Jersey State Department of Commerce and Economic Development, as well as Chairman of the Board of the New Jersey Economic
                               Development Authority. Mr. Zoffinger has served on the Board of Directors of Multicare, Inc.
                               since April 1995.

 Carl A. Mayer,    Trustee     Founded The Mayer Group in 1990, an advisor
 Jr.                           group offering consulting and marketing
 57 years                      expertise and services to real estate investment
 September 1995                companies who are seeking investment capital
                               from the pension fund community. Mr. Mayer continues to serve as a principal of The Mayer
                               Group.

 Martin Bernstein  Trustee     A private investor who has been managing family
 58 years                      funds since 1988.  Prior to this period, Mr.
 September 1995                Bernstein served as a founding General Partner
                               of Halcyon Investments and Alan B. Slifka & Co.
                               (investments). Mr. Bernstein also currently serves on the Board of Directors of Astro
                               Communications and MBO Properties, Inc.

 John B. Levy      Trustee     Currently the President of John B. Levy &
 48 years                      Company, Inc., a real estate consulting firm
 September 1995                based in Richmond, Virginia, and has served in
                               that capacity since June 1995. Mr. Levy was an Executive Vice President of Republic Realty
                               Mortgage Corporation from 1993 to June 1995.
                               Prior to 1993, Mr. Levy acted as Senior Vice
                               President of Nationsbanc Mortgage Corporation, and was charged with lender relations, production of new income property loans and management of the production offices.

 Richard B.        Trustee     Currently the President of Realty Capital
 Jennings                      International Inc., a real estate investment
 51 years                      banking firm, and has served in that capacity
 September 1995                since 1991.  Between 1990 and 1991, Mr. Jennings
                               acted as Senior Vice President of Landauer
                               Associates, Inc., a real estate appraisal and
                               advisory firm based in New York, New York.   Mr.
                               Jennings has also been President of Jennings
                               Securities Corporation since 1995. Mr. Jennings currently serves on the Board of Directors of MBO Properties, Inc.

 Richard S. Frary  Trustee     The founding partner and majority shareholder of
 48 years                      Tallwood Associates, Inc., a private merchant
 September 1995                banking firm specializing in corporate
                               restructurings and real estate, and has served
                               in that capacity since 1990.  Mr. Frary
                               currently serves on the Board of Directors of
                               Washington Homes, Inc.
----------------
(1) Included are only directorships in companies with a class of equity securities registered pursuant to Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in financial institutions and insurance companies.


ITEM 11.  TRUSTEE AND EXECUTIVE COMPENSATION.

     COMPENSATION OF FORMER NON-OFFICER TRUSTEES

     During the fiscal year ended September 30, 1995, the Trustees received as compensation for their services as Trustees an annual retainer of $10,000 plus $800 for each regular monthly Trustee meeting attended in person or conducted by telephone conference; $600 for each committee meeting attended in person; and $400 for any Trustee or committee meeting, other than the regular, monthly Trustee meeting, convened by telephone conference; except that no additional compensation was paid for attendance at any committee meeting held on the same day as any Trustee meeting. An additional $100 fee was payable per meeting to the chairman of any committee.

     On September 20, 1989, the Trustees adopted the Pension Plan for Trustees, effective October 1, 1989. Trustees become eligible for plan benefits upon completion of five years of service as Trustee, including years served prior to the plan's effective date. Under the plan, each eligible Trustee will be entitled to a normal retirement benefit equal to the annual retainer for Trustees at the rate in effect on the Trustee's normal retirement date or, if earlier, the Trustee's last day of Board membership. On April 5, 1995, the Board of Trustees amended the pension plan for Trustees to provide that should any Trustee's service terminate for any reason within one year after the Effective Date of the Prepackaged Plan, such terminated Trustee shall receive a one-time single-sum cash payment equal in amount to the net present value of the maximum aggregate projected benefit obligation of the Trust to that Trustee. No other death benefits became payable on behalf of any Trustee under the plan.
All former Trustees received lump sum distributions in connection with the termination of their service under the Prepackaged Plan.

     COMPENSATION OF CURRENT NON-OFFICER TRUSTEES

     Current Trustees receive $750 for each meeting and, in lieu of an annual retainer, the Trustees will be granted options to purchase Common Shares under the proposed 1995 Common Share Option Plan, as described in "1995 Common Share Option Plan". The Pension Plan for the Trustees, as currently in effect, would provide no retirement benefits for the current Trustees because they receive no annual retainer.

     The following table provides information about the compensation for the Chief Executive Officers and the four other most highly compensated officers of the Trust for the fiscal years ended September 30, 1995, 1994, 1993 (collectively, the "Named Executive Officers").

                                                     SUMMARY COMPENSATION TABLE
                                                                                     Awards           Payouts
                                                                                --------------------  -------
                                    Annual Compensation(1)
                     -------------------------------------------------------
                                                                 Other Annual   Restricted  Options/    LTIP       All Other
     Name and        Fiscal      Salary              Bonus       Compensation     Shares      SARs     Payouts    Compensations
Principal Position    Year       ($)(2)               ($)            ($)           ($)        (#)        ($)         ($)(3)
------------------   ------      ------              ------      ------------   -----------  -------   -------    -------------
George R. Zoffinger   1995(4)         --                 --           --            --         --         --               --
 President and Chief  1994            --                 --           --            --         --         --               --
 Executive Officer    1993            --                 --           --            --         --         --               --

C.W. Strong, Jr.      1995       $175,000                --           --            --         --         --           $3,000
 Former Chief         1994        175,000                --           --            --         --         --            3,000
 Executive Officer    1993        175,000                --           --            --         --         --            3,000

Victor H.             1995       $100,000                --           --            --         --         --           $3,000
Schlesinger           1994        100,000                --           --            --         --         --            3,000
 Former Chairman      1993        100,000                --           --            --         --         --            3,000

                                                                      --
James A. Dalton,      1995       $200,301             $25,000         --            --         --         --           $3,000
 Former Vice          1994        188,348              25,000(5)      --            --         --         --            3,000
 President            1993        181,104              20,000                       --         --         --            3,000

Daniel F.             1995       $129,488             $20,000         --            --         --         --           $3,000
Hennessey,            1994        129,488              20,000(5)      --            --         --         --            3,000
 Former Chief         1993        124,508              20,000         --            --         --         --            3,000
 Financial Officer

Donald W. Burnes,     1995       $127,968             $25,000         --            --         --         --           $3,000
Jr.                   1994        120,595              30,000(5)      --            --         --         --            3,000
 Former Vice          1993        114,448              30,000         --            --         --         --            3,000
 President


(1) In the fiscal year ended September 30, 1995, the Trust provided certain personal benefits to its executive officers. The amount of such benefits to each of the Named Executive Officers did not exceed the lesser of $50,000 or 10% of salary and bonus for such fiscal year.
(2) Includes salary deferrals and employee contributions to the Trust's Savings Incentive Plan. See "Savings Incentive Plan" below.
(3) Includes the Trust's matching contributions under the Trust's Savings Incentive Plan. See "Savings Incentive Plan" below.
(4) Between April 24, 1995 and September 29, 1995, the Trust paid a monthly consulting fee of $17,667 to GRZ, Inc. for the consulting services of George R. Zoffinger. Mr. Zoffinger became the President and Chief Executive Officer of the Trust on September 29, 1995, but he received no salary in fiscal year 1995.
(5) Does not include bonuses for calendar year 1994, which was paid in November 1994. The bonuses were $25,000 for Mr. Dalton, $20,000 for Mr. Hennessey, and $25,000 for Mr. Burnes.

     OPTION GRANTS IN FISCAL YEAR 1995; AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995 AND FISCAL YEAR-END 1995 OPTION VALUES

     All options outstanding at the time of the Effective Date of the Prepackaged Plan were cancelled pursuant to the terms of the Prepackaged Plan, and no options were granted or exercised in fiscal year 1995.

     EMPLOYEES' RETIREMENT PLAN

     On September 20, 1989, the Trustees adopted an Employees' Retirement Plan effective September 30, 1989. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 (as amended on July 20, 1994, and effective January 1, 1994 and as may be further amended, the "Retirement Plan"). All employees are eligible to participate in the Retirement Plan provided that they are at least 21 years of age and have been employed for twelve consecutive months, during which period the employee has completed at least 1000 hours of service. Under the Retirement Plan, each eligible employee after completing five years of vesting service becomes 100% vested and entitled to a retirement pension. Benefits can be paid as a lump sum or as an annual retirement income for life equal to the greater of (a) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of years of credited service up to and including 35 thereof and (ii) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 35 thereof or (b) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of credited service up to and including 15 thereof; (ii) 1.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 16 to 25 years inclusive; (iii) 0.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 26 to 35 years inclusive; and (iv) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 25 thereof.

     In November 1995, the Trustees amended the Retirement Plan effective January 1, 1996 to switch from the Pension Benefit Guaranty Corporation interest rate used for valuing lump sum distributions to the new General Agreement on Tariffs and Trade interest rate and mortality table for valuing lump sum distributions. As a result of this amendment, the current market value of Retirement Plan assets approximates the current aggregate lump sum amounts due to participants.

     Unreduced retirement benefits may begin to be paid at normal retirement (age 65 and five years of participation in the Retirement Plan), late retirement, or five years prior to Social Security retirement age with 20 years of service.

     The table below shows the estimated annual benefits payable upon retirement under the Trust's Retirement Plan. Retirement benefits shown are based upon retirement at age 65 and the payment of a straight life annuity to the employee. The annual benefit under the Retirement Plan will not exceed the lesser of $112,221 or 100% of the participant's average compensation for three consecutive Fiscal Years (as defined in the Retirement Plan) in which such eligible employee is an active participant in the Retirement Plan.

                               PENSION PLAN TABLE
                       ESTIMATED ANNUAL RETIREMENT BENEFIT

   AVERAGE OF 5
  HIGHEST ANNUAL
   COMPENSATION
       LEVELS                            YEARS OF SERVICE
                          15          20          25           30         35
       --------       --------     --------    -------      -------    --------
       $125,000        $29,427      $40,486     $51,545      $58,854    $68,663
        150,000         35,802       49,236      62,670       71,604     83,538
        175,000         42,177       57,986      73,795       84,354     98,413
        200,000         48,552       66,736      84,920       97,104    112,221
        225,000         54,927       75,486      96,045      109,854    112,221

     For the fiscal year ended September 30, 1995, the base salary for purposes of the Retirement Plan for Named Executive Officers is set forth in the salary column of the Summary Compensation Table. The Named Executive Officers were credited with years of service under the Retirement Plan as follows: Mr. Dalton, 13 years; Mr. Hennessey, 24 years; Mr. Burnes, 6 years; and Mr. Zoffinger 0 years. Mr. Strong and Mr. Schlesinger did not participate in the Retirement Plan.

     The benefits listed in the Pension Plan Table are not subject to reduction for Social Security or other offset amounts.

     SAVINGS INCENTIVE PLAN

     On September 20, 1989, the Trustees adopted a Savings Incentive Plan effective September 30, 1989, to provide retirement benefits for eligible employees of the Trust. On December 16, 1992, the Trustees amended and restated the Savings Incentive Plan effective January 1, 1992 and the current Board of Trustees further amended the Plan on October 2, 1995 (as amended, the "Savings Plan"). As of October 2, 1995, all other employees of the Trust are eligible to participate in the Savings Plan immediately upon employment. Under the Savings Plan, each eligible employee may authorize payroll deductions of not less than 1% nor more than 15% of the employee's earnings before bonus income, not to exceed the dollar limit permissible under the Code ($9,240 in 1995). The Trust will match each employee's contribution for the payroll period, subject to a limitation of 6% of the employee's compensation for the payroll period, with the maximum amount of contribution by the Trust in any year being $3,000.

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

     EMPLOYEE RETENTION PLAN

     The Trustees adopted an Employee Retention Plan as amended, dated
October 17, 1990, as amended January 16, 1991 and March 20, 1991 (the "Retention Plan"), designed to provide a financial incentive for key employees to successfully restructure the Trust and maximize the net worth of the Trust. The Retention Plan was approved by the Bankruptcy Court by order dated February 26, 1991.

     The Retention Plan is administered by the Compensation and Nominating Committee which determines the allocation of amounts among the participants. Victor H. Schlesinger, former Chairman, and C.W. Strong, Jr., former Chief Executive Officer, did not participate in the Retention Plan.

     Two portions of the Retention Plan as originally adopted remain in place. The first portion of the Retention Plan provides for a termination pay plan (the "Termination Pay Plan") that will remain in effect during the period ending on the later of (i) the date that the obligations (including, without limitation, interest accrued from and after January 31, 1991) payable by the Trust to or for the benefit of any creditor holding a "Class 3 Claim" under the 1992 amendment to the Trust's 1991 Plan are no longer outstanding (the "Original Effective Period"), (ii) the maturity date of the Trust's New Notes, or (iii) the date on which the New Notes are repaid in full (periods set forth in (i)-(iii), collectively, are referred to as the "Effective Period"). Any eligible employee who is terminated without Cause (as defined in the Retention Plan) during the Effective Period will be entitled to termination pay of not less than 12 weeks and not more than 18 months salary depending on the employee's years of employment and position with the Trust. The number of months salary for Messrs. Dalton, Hennessey and Burnes are 18, 18 and 12, respectively. Medical and dental coverage will be continued during any termination pay period.

     On September 30, 1995, the Trust expensed the $1.3 million representing the cost of the Termination Pay Plan. After fiscal year end, the majority of existing employees were terminated and the Trust commenced payments to such employees.

     The second portion of the Retention Plan is an incentive program which may provide total incentive payments during the Original Effective Period of not more than $1,250,000. On September 16, 1992, the Compensation and Nominating Committee approved a continuation of the incentive program for calendar year 1993 based on a formula for reducing the Trust's outstanding indebtedness.
Under this incentive program, because the Trust's outstanding indebtedness was no greater than $290,000,000 at December 31, 1992, $125,000 was deposited in the pool. Similarly, $125,000 was deposited in the pool at December 31, 1993 and December 31, 1994. The amounts paid from the pool to the Named Executive Officers for the fiscal years ended September 30, 1995, 1994 and 1993 are included in the Summary Compensation Table.

     1995 COMMON SHARE OPTION PLAN

     The Board of Trustees has adopted the 1995 Common Share Option Plan (the "1995 Plan") for Trustees, officers, employees and other key persons of the Trust and its subsidiaries, subject to the approval of the 1995 Plan by the shareholders. The Board of Trustees believes that Common Share options and other Common Share-based incentive awards can play an important role in the success of the Trust by encouraging and enabling the officers and other employees of the Trust and its subsidiaries upon whose judgment, initiative and efforts the Trust largely depends for the successful conduct of its business to acquire a proprietary interest in the Trust. The Board of Trustees anticipates that providing such persons with a direct stake in the Trust will assure a closer identification of the interests of participants in the 1995 Plan with those of the Trust, thereby stimulating their efforts on the Trust's behalf and strengthening their desire to remain with the Trust. The Board of Trustees believes that the proposed 1995 Plan will help the Trust to achieve its goals by keeping the Trust's incentive compensation program dynamic and competitive with those of other companies.

          NUMBER OF COMMON SHARES SUBJECT TO THE 1995 PLAN. The 1995 Plan provides for the grant of options to purchase up to 870,000 Common Shares, subject to adjustment for share splits, share dividends and similar events. To the extent that awards under the 1995 Plan do not vest or otherwise revert to the Trust, the Common Shares represented by such awards may be the subject of subsequent awards.

          NATURE OF OPTIONS. The 1995 Plan provides for the grant of incentive stock options ("Incentive Options") which qualify under Section 422 of the Code and nonqualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights.

          1995 PLAN ADMINISTRATION. The 1995 Plan is administered by the Compensation Committee. It is the intention of the Trust that all members of the Compensation Committee be "disinterested persons" as that term is defined under the rules promulgated by the SEC.

          ELIGIBILITY. The Compensation Committee has full power to select, from among the employees eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 1995 Plan. Incentive Options may be granted only to officers and other full-time employees of the Trust or its subsidiaries. Non-qualified Options may be granted to officers, employees and other key persons of the Trust or its subsidiaries. Trustees of the Trust who are not employed by the Trust or its subsidiaries ("Independent Trustees") will also be eligible for certain awards under the 1995 Plan, as described below.

          COMMON SHARE OPTIONS GRANTED TO INDEPENDENT TRUSTEES. The 1995 Plan provides that each person who was a non-employee member of the Board of Trustees on October 5, 1995 shall automatically be granted on such date a Non-qualified Option to purchase 35,000 Common Shares and each person who first becomes a non-employee member of the Board of Trustees after October 5, 1995 shall automatically be granted, upon the date such person first becomes a Trustee, a Non-qualified Option to purchase 10,000 shares. All of these options granted have an exercise price set at the fair market value on the date of grant.

          OTHER OPTION TERMS. The option exercise price of each option will be determined by the Compensation Committee but may not be less than 100% of the fair market value of the Common Shares. The term of each option will be fixed by the Compensation Committee and may not exceed ten years from date of grant. The Compensation Committee will determine at what time or times each option may be exercised and, subject to the provisions of the 1995 Plan, the period of time, if any, after retirement or termination of employment for any reason during which options may be exercised. Options may be made exercisable in installments and the exercisability of options may be accelerated by the Compensation Committee. The Plan provides that in the event of a "Change of Control" (as defined in the 1995 Plan) of the Trust, all options shall automatically become fully exercisable. Upon exercise of options, the option exercise price must be paid in full either in cash, check or other instrument acceptable to the Compensation Committee or, if the Compensation Committee so permits, by delivery of Common Shares already owned by the optionee. The exercise price may also be delivered to the Trust by a broker pursuant to irrevocable instructions to the broker from the optionee. No options shall be transferable by the optionee other than by will or by the laws of descent and distribution, and options may be exercised during the optionee's lifetime only by the optionee, his or her guardian or legal representative.

          DIVIDEND EQUIVALENT RIGHTS. Each option granted under the 1995 Plan shall also generate dividend equivalent rights ("DERs") which shall entitle the optionee to receive an additional Common Share for each DER received upon the exercise of the option, at no additional cost, based on the following formula:
As of the last business day of each such calendar quarter, the amount of cash dividends paid by the Trust on each Common Share with respect to that quarter shall be divided by the fair market value per Common Share as of the last business day of each calendar quarter to determine the actual number of DERs accruing on each Common Share subject to the option. Such amount of DERs shall be applied against the number of shares covered by the option to determine the number of DERs which accrued during such quarter.

          ADJUSTMENTS FOR COMMON SHARE DIVIDENDS, MERGERS, ETC. The Compensation Committee will make appropriate adjustments as to the number and kind of shares and the per share exercise prices to reflect share dividends, share splits and similar events. In the event of a merger, liquidation, sale of the Trust or similar event, the 1995 Plan and the options shall terminate, unless provision is made in connection with such transaction for the assumption of options granted, or the substitution for such options of new options of the successor entity, with appropriate adjustment as to the number and kind of shares and the per share exercise prices. In the event of such a termination, all outstanding options shall be exercisable in full for at least fifteen days prior to the date of such termination whether or not otherwise exercisable during such period.

          TAX WITHHOLDING. Optionees are responsible for the payment of any federal, state or local taxes that the Trust is required by law to withhold upon the exercise of any option granted by the 1995 Plan. Optionees may elect to have such tax withholding obligations satisfied either by authorizing the Trust to withhold Common Shares to be issued pursuant to an option exercise or by transferring to the Common Shares having a value equal to the amount of such taxes. Such an election is subject to certain limitations for participants subject to the requirements of Section 16(b) of the Exchange Act.

          AMENDMENTS AND TERMINATION. The Board of Trustees may at any time amend the 1995 Plan. However, no amendment shall be effective unless approved by the shareholders at an annual meeting or a special meeting held within twelve months before or after the date of adoption of such amendment, where such amendment increases the number of Common Shares issuable under the 1995 Plan, effects any substantive change in the eligibility provisions of the 1995 Plan, reduces the minimum option price, or materially increases benefits accruing to participants under the 1995 Plan.

          EFFECTIVE DATE OF 1995 PLAN. The 1995 Plan will become effective upon the affirmative vote of the holders of at least a majority of the Common Shares present or represented and entitled to vote at the Annual Meeting of Shareholders. Subject to such approval of shareholders and to the requirement that no Common Shares may be issued prior to such approval, options may be granted on and after adoption of the 1995 Plan by the Board of Trustees. No option may be granted after the tenth anniversary of the effective date of the 1995 Plan.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Bucher, Colwell, Gassaway, Krout and Rostvold served as members of the Trust's former Compensation Committee during the Trust's fiscal year ended September 30, 1995. None of such individuals was, during such fiscal year, an officer or employee of the Trust, or formerly an officer of the Trust or had any relationship requiring disclosure by the Trust under Item 404 of Regulation S-K promulgated under the Exchange Act.

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Trust's executive officers and Trustees, and persons who own more than 10% of a registered class of the Trust's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, Trustees and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish the Trust with copies for all
Section 16(a) forms they file. To the Trust's knowledge, based solely on review of the copies of such reports furnished to the Trust and written representations that no other reports were required during the fiscal year ended September 30, 1995, all Section 16(a) filing requirements applicable to its executive officers, Trustees and greater than 10% beneficial owners were satisfied.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth information concerning the only persons, entities or groups which the Trust believes are the beneficial owners of five percent or more of the outstanding shares of the Trust's Common Shares, as of December 18, 1995.

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------          ------------------------- -------------------
 Mutual Beacon Fund(1)                     3,880,280                34.6%
   51 JFK Parkway
   Short Hills, New Jersey 07078

 Mutual Discovery Fund(1)                  1,101,955                 9.8%
   51 JFK Parkway
   Short Hills, New Jersey 07078

 Intermarket Corporation                   2,788,827                24.84%
   667 Madison Avenue
   20th Floor
   New York, New York 10021

 Angelo, Gordon & Co., L.P.(2)             1,260,632                10.75%
   245 Park Avenue
   New York, New York 10167

----------------
(1) Mutual Beacon Fund and Mutual Discovery Fund (collectively, the "Mutual Funds") are two of the four series which constitute Mutual Series Fund Inc., an open-ended, management investment company managed by Heine Securities Corporation ("HSC"). Other advisory clients of HSC, each of whom beneficially owns less than 5% of the Trust's shares, beneficially own in the aggregate, an additional 628,813 shares of the Trust. Pursuant to advisory contracts with the Mutual Funds and each of its other advisory clients, HSC has sole voting and investment power over all the securities beneficially owned by its advisory clients. HSC disclaims beneficial ownership over any of the shares of the Trust owned by its advisory clients.

(2) Includes Common Shares held by investment funds and managed accounts controlled by Angelo, Gordon & Co., L.P.

     CONTROL SHARE STATUTE AND ITS EFFECT ON BENEFICIAL OWNERS

     Subtitle 7 of Title 3 of the Maryland General Corporation Law (the "Maryland Control Share Statute") generally excludes from shares entitled to vote "control shares" (as described below) of a Maryland corporation acquired pursuant to a "control share acquisition" (as described below), unless voting rights for such shares have been approved by the shareholders of the corporation by the affirmative vote of two-thirds of all votes entitled to be cast (other than "interested shares", as described below) or, among other exceptions, such acquisition of shares is made pursuant to a merger agreement with the corporation or the corporation's charter or by-laws are amended to permit the acquisition of such shares prior to the acquiring person's acquisition thereof.


     "Control shares" generally means shares of a corporation acquired by a person within any of the following ranges of voting power: (i) one-fifth or more, but less than one-third of all voting power; (ii) one-third or more, but less than a majority of all voting power; or (iii) a majority or more of all voting power. Generally, only those shares acquired in the transaction that causes a shareholder to own in excess of 20% of the voting common shares of a corporation that is subject to the Maryland Control Share Statute and the voting common shares thereafter acquired are precluded from voting under such statute. "Control share acquisition" generally means the acquisition of ownership of, or the right to direct the exercise of voting power with respect to, issued and outstanding control shares, but does not include the acquisition of shares in a merger, consolidation or share exchange to which the corporation is a party. "Interested shares" generally means shares of a corporation in respect of which an acquiring person, an officer of the corporation or an employee of the corporation who is also a director or trustee of the corporation is entitled to exercise voting power.

     Certain entities related to Intermarket Corporation (the "Intermarket Entities") may be deemed to own "control shares" under clause (i) of the foregoing definition, and certain entities related to Mutual Series Fund Inc. (the "Mutual Entities") may be deemed to own "control shares" under clause (ii) of the foregoing definition. The Trust believes, based on information provided to it by the Mutual Entities and the Intermarket Entities, that all of the Common Shares held by the Mutual Entities and the Intermarket Entities were received pursuant to the Trust's Prepackaged Plan. All of the Common Shares owned by the Mutual Entities and the Intermarket Entities may therefore be precluded from voting under the Maryland Control Share Statute. While the language of the Control Share Acquisition Statute is not completely clear, the Trust believes that Common Shares held by the Mutual Entities and the Intermarket Entities are not covered by, and therefore have not lost their voting power under, the Maryland Control Share Statute. (All references to "corporations" in this section also refer to Maryland REITs.)

     As stated above, the Maryland Control Share Statute provides a procedure by which the voting rights for control shares may be approved by the shareholders of the Trust. Such vote may either be requested by any shareholder who owns control shares, in which case the Trust must present the issue for consideration by its shareholders, or the Trust may, on its own volition, present the issue for consideration by its shareholders and may call a meeting of shareholders specifically for such purpose. The Board of Trustees did not intend, and believes that the shareholders of the Trust who ratified the Trust's Prepackaged Plan did not intend, to preclude the Mutual Entities and the Intermarket Entities from voting any of their Common Shares. Moreover, the Board of Trustees believes that it is in the best interests of the Trust that its shareholders with the majority of the Trust's economic interest have the corresponding voting power. The Board of Trustees has therefor resolved to propose to the shareholders of the Trust at the Trust's upcoming annual meeting that the voting power of the Common Shares held by the Mutual Entities and the Intermarket Entities be approved.

     SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at December 18, 1995, taking into effect the 1 for 33.33 reverse Common Share split with respect to the beneficial ownership of the Common Shares by each Named Executive Officer and Trustee of the Trust and by all Trustees and Named Executive Officers as a group. The information set forth below is based upon filings with the Securities and Exchange Commission, the Trust's share records, and information obtained by the Trust from the persons named below. As of December 18, 1995, no individual Trustee or officer had beneficial ownership of 1% or more of the outstanding Common Shares and all Trustees and officers as a group beneficially owned .8% of the outstanding Common Shares.

                                               AMOUNT AND NATURE OF   PERCENT
NAME BENEFICIAL OWNER(1)                       BENEFICIAL OWNERSHIP   OF CLASS
------------------------                       --------------------   --------
C.W. Strong, Jr.  . . . . . . . . . . . . . .           70              (*)
James A. Dalton . . . . . . . . . . . . . . .            0              (*)
Daniel F. Hennessey . . . . . . . . . . . . .           17              (*)
Donald W. Burnes, Jr. . . . . . . . . . . . .            0              (*)
Victor H. Schlesinger . . . . . . . . . . . .          256              (*)
George R. Zoffinger . . . . . . . . . . . . .        8,443              (*)
Carl A. Mayer, Jr.  . . . . . . . . . . . . .        5,000              (*)
Martin Bernstein  . . . . . . . . . . . . . .       33,162(2)           (*)
John B. Levy  . . . . . . . . . . . . . . . .        9,206(3)           (*)
Richard B. Jennings . . . . . . . . . . . . .        5,000              (*)
Richard S. Frary  . . . . . . . . . . . . . .       23,775              (*)
Jeffrey Altman  . . . . . . . . . . . . . . .        5,000(4)           (*)
Trustees and Named Executive Officers(5) as a       89,965              (*)
group (12 persons)  . . . . . . . . . . . . .
__________________

(*)   Less than one percent
(1)   The address of all Named Executive Officers is in care of the Trust.
(2) Includes 18,775 Common Shares owned by Evelyn Bernstein, Mr. Bernstein's wife. Mr. Bernstein disclaims beneficial ownership of such shares.
(3) All 4,206 Common Shares owned by Judith Brown Levy, Mr. Levy's wife. Mr. Levy disclaims beneficial ownership of such shares.
(4) Beneficial ownership of 5,000 of the Common Shares reported as beneficially owned by Mr. Altman is vested in Heine Securities Corporation pursuant to an agreement between Mr. Altman and Heine Securities Corporation.
(5)   Includes all Named and current Executive Officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     The Trust is subleasing a portion of the 8th floor of 120 Albany Street from the New Brunswick Development Authority, a not-for-profit 501(c)(3) corporation for the benefit of the city of New Brunswick of which George R. Zoffinger, C.E.O., President and Trustee of the Trust, is Chairman of the Board of Trustees. The sublease covers 4000 square feet at an annual rental rate of $75,000. The sublease is in effect until December 31, 1996, at which point the Trust has the option to renew at the same rate for another year. The Trust has three more subsequent options to renew the sublease at the current rental rate in December 1997, 1998, and 1999.

     (b)  CERTAIN BUSINESS RELATIONSHIPS.

     Jeffrey Altman, who was appointed in connection with the Trust's Prepackaged Plan as Chairman of the Board of Trustees, is also a Vice President of Mutual Series Fund Inc. since 1995. Two of the four series which constitute Mutual Series Fund Inc. currently hold $50,327,000 in principal amount of the Trust's Senior Notes.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Documents Filed as a Part of the Report.

     The following documents are filed as part of this report.

     1.   Financial Statements.

          The financial statements of the Trust are set forth in the "INDEX TO FINANCIAL STATEMENTS" on page 28.

     2.   Financial Statement Schedules.
          See 3(d) below.

     3.   Exhibits.

     (a)  Exhibits are as set forth in the "INDEX TO EXHIBITS" on pages 49-51.

     (b) REPORTS ON FORM 8-K. On August 25, 1995, the Registrant filed a current report on Form 8-K regarding the closure of the consent solicitation for its prepackaged plan of reorganization, commencement of its chapter 11 bankruptcy case, and the scheduling of a confirmation hearing of the prepackaged plan of bankruptcy by the United States Bankruptcy Court for the Central District of California.

     (c) EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE. Exhibits are set forth in the "INDEX TO EXHIBITS" on pages 49-51. Where so indicated by footnote in the index, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. Copies of the exhibits are available to shareholders upon payment of $.25 per page fee to cover the Trust's expenses in furnishing the exhibits. For copies contact: Value Property Trust, 120 Albany Street, 8th floor, New Brunswick, New Jersey 08901.

     (d) Financial Statement Schedules, except those indicated in the "INDEX TO FINANCIAL STATEMENTS" on page 28, have been omitted because the required information is included in the financial statements or notes thereto, or the amounts are not significant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALUE PROPERTY TRUST


Date:  December 29, 1995          By: /s/  GEORGE R. ZOFFINGER
                                      --------------------------
                                      George R. Zoffinger
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Each person in so signing also makes constitutes and appoints George R. Zoffinger, President and Chief Executive Officer of Value Property Trust, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


/s/     JEFFREY ALTMAN           Chairman and Trustee          December 29, 1995
-------------------------------
        Jeffrey Altman


                                 President, Chief Executive
/s/     GEORGE R. ZOFFINGER      Officer and Trustee           December 29, 1995
-------------------------------  (Principal Executive Officer
        George R. Zoffinger


/s/     HUGH T. REGAN, JR.       Treasurer and Secretary
-------------------------------  (Principal Accounting         December 29, 1995
        Hugh T. Regan, Jr.        Officer)


/s/     MARTIN BERNSTEIN         Trustee                       December 29, 1995
-------------------------------
        Martin Bernstein


/s/     RICHARD S. FRARY         Trustee                       December 29, 1995
-------------------------------
        Richard S. Frary


/s/     RICHARD B. JENNINGS      Trustee                       December 29, 1995
-------------------------------
        Richard B. Jennings


/s/     JOHN B. LEVY             Trustee                       December 29, 1995
-------------------------------
        John B. Levy


/s/     CARL A. MAYER, JR.       Trustee                       December 29, 1995
-------------------------------
        Carl A. Mayer, Jr.

                              VALUE PROPERTY TRUST

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . .  29

Financial Statements

     Statement of Operations
     (Years ended September 30, 1995, 1994, 1993) . . . . . . . . . . . . .  30

     Balance Sheet
     (September 30, 1995 and 1994) . . . . . . . . . . . .  . . . . . . . .  31

     Statement of Cash Flows
     (Years ended September 30, 1995, 1994 and 1993)  . . . . . . . . . . .  32

     Statement of Shareholder's Equity
     (Years ended September 30, 1995, 1994 and 1993)  . . . . . . . . . . .  33

     Notes to the Financial Statements  . . . . . . . . . . . . . . . . . .  34

     Financial Statements Schedules

          Schedule XI --- Real Estate Accumulated
          Depreciation and Amortization (September 30 1995) . . . . . . . .  44

          Schedule XII --- Mortgage Loans on Real Estate
          (September 30, 1995)  . . . . . . . . . . . . . . . . . . . . . .  47

                         REPORT OF INDEPENDENT AUDITORS


Trustees and Shareholders
Value Property Trust


     We have audited the accompanying balance sheets of Value Property Trust (formerly Mortgage and Realty Trust) at September 30, 1995 and 1994 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedules referenced at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     As more fully described in Note 1 to the financial statements, on September 22, 1995, the Bankruptcy Court confirmed the Trust's plan of reorganization which was consummated on September 29, 1995 permitting the Trust to emerge from proceedings under the Bankruptcy Code. The Trust implemented the guidance as to the accounting for entities emerging from Chapter 11 set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("Fresh Start Reporting") as of September 30, 1995. Due to the reorganization and the implementation of Fresh Start Reporting, assets were recorded at reorganization value, liabilities were recorded at fair values and outstanding obligations were discharged primarily in exchange for cash, new indebtedness and equity. As a result, the balance sheet at September 30, 1995 reflects a new basis of accounting and, accordingly, is not comparable to balance sheets prior to that date.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Property Trust, at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.



                                                   ERNST & YOUNG LLP

Philadelphia, Pennsylvania
November 10, 1995

                             STATEMENT OF OPERATIONS

                            YEARS ENDED SEPTEMBER 30


                                                                                 PRE-CONFIRMATION
                                                                --------------------------------------------------
                                                                      1995             1994              1993
                                                                ---------------   --------------    --------------
Income:
Income of rental properties:
    Rental income                                               $   24,608,000    $  18,495,000     $  17,368,000
    Operating expense reimbursement                                  2,286,000        1,705,000         1,601,000
Interest and fee income on mortgage loans                            9,353,000       14,725,000        19,027,000
Interest on short-term investments                                   3,086,000        1,238,000           237,000
Other                                                                  131,000          114,000           109,000
                                                                ---------------   --------------    --------------

                                                                    39,464,000       36,277,000        38,342,000
                                                                ---------------   --------------    --------------

Expenses:
Interest                                                            35,900,000       33,002,000        28,510,000
Expenses of rental properties:
    Depreciation and amortization                                    7,306,000        5,839,000         5,500,000
    Operating                                                       11,702,000        9,827,000        10,199,000
Other operating expenses                                             4,518,000        4,839,000         5,258,000
Provision for losses on mortgage loans and related investments       3,000,000        2,000,000        37,000,000
                                                                ---------------   --------------    --------------

                                                                    62,426,000       55,507,000        86,467,000
                                                                ---------------   --------------    --------------

Loss from operations before reorganization items,
  and extraordinary item                                           (22,962,000)     (19,230,000)      (48,125,000)
                                                                ---------------   --------------    --------------

Reorganization items:
    Professional fees and other                                     (6,219,000)      (2,360,000)       (5,844,000)
    Interest income                                                    441,000                -                 -
    Write down of invested assets to reorganization value          (66,597,000)               -                 -
                                                                ---------------   --------------    --------------

Total reorganization items                                         (72,375,000)      (2,360,000)       (5,844,000)
                                                                ---------------   --------------    --------------

Net loss before extraordinary item                                 (95,337,000)     (21,590,000)      (53,969,000)
                                                                ---------------   --------------    --------------

Extraordinary item-Gain on extinguishment of debt                   75,304,000                -                 -
                                                                ---------------   --------------    --------------

Net  loss                                                       $  (20,033,000)   $ (21,590,000)    $ (53,969,000)
                                                                ---------------   --------------    --------------
                                                                ---------------   --------------    --------------

Weighted average number of common shares outstanding                11,226,000       11,226,000        11,226,000




* Per share amounts are not meaningful due to Fresh Start reporting




                                See accompanying notes.

                                     BALANCE SHEET

                               YEARS ENDED SEPTEMBER 30


                                        ASSETS


                                                             1995                    1994
                                                     -------------------      ------------------
                                                     (Post Confirmation)      (Pre-Confirmation)
ASSETS HELD FOR SALE:
    Mortgage loans                                      $  21,966,000           $  38,051,000
    Investment in partnerships                              5,220,000               6,247,000
    Real estate owned                                      42,059,000              47,768,000
                                                        --------------          --------------
                                                           69,245,000              92,066,000
                                                        --------------          --------------
ASSETS HELD FOR INVESTMENT:
    Mortgage loans                                         35,013,000              60,712,000
    Investment in partnerships                             20,648,000              27,601,000
    Notes receivable                                          633,000                 917,000
    Real estate owned                                      81,581,000             128,677,000
                                                        --------------          --------------
                                                          137,875,000             217,907,000
                                                        --------------          --------------

                                                          207,120,000             309,973,000
      Less allowance for                                            -             (13,430,000)
                                                        --------------          --------------

                                                          207,120,000             296,543,000
Cash and cash equivalents                                   9,977,000              57,349,000
Restricted cash                                             6,791,000               2,983,000
Interest receivable and other assets                        8,441,000               7,865,000
                                                        --------------          --------------

                                                        $ 232,329,000           $ 364,740,000
                                                        --------------          --------------
                                                        --------------          --------------

                                             LIABILITIES

Senior Secured Notes (Due 2002)                         $ 109,975,000           $           -
Senior Secured Notes (Due 1995)                                     -             290,000,000
Mortgage payable                                           17,535,000              17,593,000
Accounts payable and accrued expenses                       4,745,000               4,546,000
Interest payable                                                    -              32,568,000
                                                        --------------          --------------

                                                          132,255,000             344,707,000
                                                        --------------          --------------



                                         SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares
  authorized, none issued                                           -                       -
Common shares, $1 par value: 20,000,000 shares
  authorized, 11,226,000 shares issued and
  outstanding                                              11,226,000              11,226,000
Additional paid-in capital                                 88,848,000             182,375,000
Accumulated Deficit                                                 -            (173,568,000)
                                                        --------------          --------------

      Total shareholders' equity                          100,074,000              20,033,000
                                                        --------------          --------------
                                                        --------------          --------------

                                                        $ 232,329,000           $ 364,740,000
                                                        --------------          --------------
                                                        --------------          --------------


                           See accompanying  notes.

                                  STATEMENT OF CASH FLOWS

                                 YEARS ENDED SEPTEMBER 30



                                                                                  PRE-CONFIRMATION
                                                                ---------------------------------------------------
                                                                       1995             1994              1993
                                                                ----------------  ---------------   ---------------
Net loss                                                        $   (20,033,000)  $  (21,590,000)   $  (53,969,000)
Add back (deduct) items not affecting cash and
  cash equivalents:
    Write down of invested assets
      to reorganization value                                        66,597,000                -                 -
    Extraordinary item-gain on extinguishment of debt               (75,304,000)               -                 -
                                                                ----------------  ---------------   ---------------
Loss from operations after reorganization and
  extraordinary item                                                (28,740,000)     (21,590,000)      (53,969,000)
                                                                ----------------  ---------------   ---------------

Adjustments to reconcile loss from operations to net
  cash provided by operating activities:
    Depreciation and amortization on real estate                      7,306,000        5,839,000         5,500,000
    Provision for losses                                              3,000,000        2,000,000        37,000,000
    Increase (decrease) in payable and accrued expenses                 199,000         (217,000)          106,000
    Increase (decrease) in interest payable                         (32,568,000)      32,156,000           412,000
    Decrease (increase) in receivable and other assets                 (576,000)      (1,160,000)        2,669,000
    Net change in interest reserves, deferred income                   (162,000)        (582,000)         (934,000)
    Recoveries of charge-offs to allowance for losses                   631,000        1,019,000                 -
    Other                                                                     -         (967,000)                -
                                                                ----------------  ---------------   ---------------

Total adjustments                                                   (22,170,000)      38,088,000        44,753,000
                                                                ----------------  ---------------   ---------------

Net cash provided by (used in) operating activities                 (50,910,000)      16,498,000        (9,216,000)
                                                                ----------------  ---------------   ---------------

Cash flows from investing activities:

    Investment in real estate:
       Real estate owned                                            (11,283,000)      (7,116,000)       (7,105,000)
       Advances on mortgage loans (including
         in-substance foreclosures)                                    (733,000)      (1,337,000)       (1,737,000)

       Partnerships                                                  (2,211,000)               -        (2,078,000)
    Principal repayments on mortgage loans                           22,711,000       34,308,000        24,964,000
    Sale of real estate                                               3,350,000        6,360,000        16,170,000
    Repayments on notes receivable                                      217,000          168,000                 -
                                                                ----------------  ---------------   ---------------

Net cash provided by investing activities                            12,051,000       32,383,000        30,214,000
                                                                ----------------  ---------------   ---------------

Cash flows from financing activities:
    Payment on loan on equity investment                                (58,000)               -                 -
    Principal payment of senior secured notes                        (4,647,000)               -       (22,000,000)
    Increase in restricted cash                                      (3,808,000)      (2,983,000)                -
                                                                ----------------  ---------------   ---------------

Net cash used in financing activities                                (8,513,000)      (2,983,000)      (22,000,000)
                                                                ----------------  ---------------   ---------------

Net increase (decrease)                                             (47,372,000)      45,898,000        (1,002,000)

Cash and cash equivalent and beginning of period                     57,349,000       11,451,000        12,453,000
                                                                ----------------  ---------------   ---------------

Cash and cash equivalent at end of period                       $     9,977,000   $   57,349,000    $   11,451,000
                                                                ----------------  ---------------   ---------------
                                                                ----------------  ---------------   ---------------

Supplemental schedule of non-cash investing activities:

    Charge-offs against allowance for losses                    $     5,515,000   $      378,000    $   44,545,000
                                                                ----------------  ---------------   ---------------
                                                                ----------------  ---------------   ---------------



                               See accompanying notes.

                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                                               ADDITIONAL                                TOTAL
                                                 COMMON SHARES                   PAID-IN            ACCUMULATED      SHAREHOLDERS'
                                            SHARES            AMOUNT             CAPITAL              DEFICIT            EQUITY
                                        ------------     --------------     ---------------     ---------------     --------------
Balance at September 30, 1992            11,076,000      $  11,076,000      $  182,525,000      $  (98,009,000)     $   95,592,000

Shares issued-Litigation Settlement         150,000            150,000            (150,000)                                      -

Net loss                                                                                           (53,969,000)        (53,969,000)
                                        ------------     --------------     ---------------     ---------------     --------------


Balance at September 30, 1993            11,226,000         11,226,000         182,375,000        (151,978,000)         41,623,000

Net loss                                                                                           (21,590,000)        (21,590,000)
                                        ------------     --------------     ---------------     ---------------     --------------


Balance at September 30, 1994            11,226,000         11,226,000         182,375,000        (173,568,000)         20,033,000

Net loss                                                                                           (20,033,000)        (20,033,000)

Reverse stock split                     (10,889,000)       (10,889,000)       (268,905,000)                           (279,794,000)
Issuance of Common Stock                 10,889,000         10,889,000         175,378,000                             186,267,000


Adjustment to restate
  accumulated deficit to zero                                                                      193,601,000         193,601,000
                                        ------------     --------------     ---------------     ---------------     --------------


Balance at September 30, 1995            11,226,000      $  11,226,000      $   88,848,000      $            0      $  100,074,000
                                        ------------     --------------     ---------------     ---------------     --------------
                                        ------------     --------------     ---------------     ---------------     --------------


                        NOTES TO THE FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION

     On September 29, 1995, the Trust's Prepackaged Plan of Reorganization was declared effective by the United States Bankruptcy Court for the Central District of California.

     Under the Prepackaged Plan, holders of the Trust's $290,000,000 principal amount of Senior Secured Uncertificated Notes due 1995 received (i) $110,000,000 principal amount of newly issued 11-1/8% Senior Secured Notes due 2002, (ii) $71,000,000 ($25,000,000 paid in April 1993) in cash and (iii) approximately 10,889,430 new Common Shares representing in the aggregate approximately 97% of the Common Shares outstanding after the effective date. In connection with the Prepackaged Plan, the Trust effected a 1 for 33.33 for one reverse stock split of its outstanding Common Shares.

     In connection with its emergence from the Chapter 11 proceeding, the Trust implemented Fresh Start Reporting as of September 30, 1995, as set forth in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh Start Reporting was required because (i) the reorganization value of the Trust's assets immediately before the date of confirmation was less than the total of all post-petition liabilities, (2) there was more than a 50% change in the ownership of the Trust, and (3) there was a permanent and substantive loss of control by existing shareholders. As a result, all assets and liabilities were restated to reflect their respective reorganization values or fair value. The September 30, 1995 balance sheet amounts have been segregated by a black line in order to signify that the 1995 balance sheet is that of a new reporting entity and has been prepared on a basis not comparable to the pre-confirmation balance sheet.

     The Trust based the reorganization value of assets on the mid-point of the range of values prepared by independent specialists in the field of real estate valuation. The valuation of its real estate investments was prepared as of March 31, 1995 and adjusted to September 30, 1995 for various accounts such as cash and cash equivalents, accounts receivable and accounts payable.

     The Trust's liabilities are stated at their fair value. The difference between reorganization value of the assets and the fair value of the liabilities is recorded as shareholders' equity with the accumulated deficit restated to zero.

     The real estate valuation analysis reflects the selection of 26 assets representing 81% of the Trust's book value at March 31, 1995. The selection was divided between east coast and west coast assets and generally represented the highest dollar values in the portfolio.

     The analysis factored in, among other things, (i) the most recent property cash flow projections for the properties selected, (ii) where applicable, the most recent operating rent roll and other financial information relative to the assets selected, (iii) the most recent third party, independent appraisals, where applicable and available, (iv) discussions with the respective asset managers to determine loan status, property characteristics, current occupancy, existing market rental rates, new leases, current payoff discussions and asset sales, and (v) a review of limited market information for the properties.

     The valuation of the asset portfolio assumed continued operation of the portfolio for several years. Sales and pay-offs of certain assets occurred throughout the analysis period (six years) and no additional investments were made. Property cash flows, loan payments and pay-offs, and reversion amounts (based on normalized capital expenditures in the reversion year) were discounted to present value at 12 percent per year. Amounts do not include extraordinary expenses for reorganization or litigation.

     The going concern value was reduced by other operating expenses that would be incurred over a six year period. The present value of expenses was calculated by applying a capitalization rate of 10 percent to Year 6 stabilized other expenses and discounting both the capitalized, stabilized Year 6 expenses and the annual expenses at 12 percent. The net present value of operating expenses was $27.3 million.

     The effect of the Fresh Start Reporting on the Trust's historical cost balance sheet at September 30, 1995 is as follows:

----------------------------------------------
              VALUE PROPERTY TRUST
                  BALANCE SHEET
            AS OF SEPTEMBER 30, 1995
----------------------------------------------


                                                     PRE-                  REORGANIZATION         FRESH START             POST-
                                                 CONFIRMATION               ADJUSTMENTS           ADJUSTMENTS         CONFIRMATION
                                                 ------------              --------------         -----------         ------------
                                                                         ($ in 000)

ASSETS
  Assets held for sale:
     Mortgage loans                                 $30,225                                         ($8,259)(E)          $21,966
     Investments in partnerships                      6,478                                          (1,258)(E)            5,220
     Real estate owned                               50,406                                          (8,347)(E)           42,059
                                                   --------                  ----------            --------              -------
                                                     87,109                           0             (17,864)(E)           69,245
                                                   --------                  ----------            --------              -------

  ASSETS HELD FOR INVESTMENT:
     Mortgage loans                                  46,721                                         (11,708)(E)           35,013
     Investments in partnerships                     26,249                                          (5,601)(E)           20,648
     Notes receivable                                   700                                             (67)(E)              633
     Real estate owned                              124,484                                         (42,903)(E)           81,581
                                                   --------                  ----------            --------              -------
                                                    198,154                           0             (60,279)(E)          137,875
                                                   --------                  ----------            --------              -------
                                                    285,263                           0             (78,143)(E)          207,120
  Less:  allowance for losses                       (11,546)                                         11,546 (E)                0
                                                   --------                  ----------            --------              -------
                                                    273,717                           0             (66,597)(E)          207,120
  Cash & cash equivalents                            56,002                     (46,025)(A)                                9,977
  Restricted cash                                     6,791                                                                6,791
  Interest receivable and other assets                8,441                                                                8,441
                                                   --------                  ----------            --------              -------
    Total assets                                   $344,951                    ($46,025)           ($66,597)            $232,329
                                                   --------                  ----------            --------              -------
                                                   --------                  ----------            --------              -------

LIABILITIES
  Outstanding Notes                                $290,000                   ($290,000)(B)                                   $0
  New Senior Notes                                        0                     109,975 (B)                              109,975
  Mortgage payable                                   17,535                                                               17,535
  Interest payable                                   41,378                     (41,378)(B)                                    0
  Accounts payable and other                          2,920                       1,825 (C)                                4,745
                                                   --------                  ----------            --------              -------
    Total liabilities                               351,833                    (219,578)                  0              132,255
                                                   --------                  ----------            --------              -------
SHAREHOLDERS' EQUITY
  Common stock at par                                11,226                                                               11,226
  Additional paid in capital                        182,375                     175,378 (D)        (268,905)(F)           88,848
  Accumulated deficit                              (200,483)                     (1,825)(C)         202,308 (F)                0
                                                   --------                  ----------            --------              -------
    Total shareholders' equity                       (6,882)                    173,553             (66,597)             100,074
                                                   --------                  ----------            --------              -------
    Total liabilities and equity                   $344,951                    ($46,025)           ($66,597)            $232,329
                                                   --------                  ----------            --------              -------
                                                   --------                  ----------            --------              -------


ADJUSTMENTS TO REFLECT REORGANIZATION
  (A) Reflects a $46,025 payment to creditors made at implementation of the plan.
  (B) Reflects the cancellation of the Senior Secured notes due 1995 in the face amount of $290,000 and the related interest payable on these notes of $41,378 and the recording of the new Senior Notes due 2002 in the face amount of $109,975.
  (C) Reflects the cost of the termination pay plan ($1,325) and the cost associated with the restructuring ($500).
  (D) Reflects the conversion of amounts previously owed under the Senior Secured notes due 1995 converted to a 97% interest in the common shares of the reorganized Trust as follows:

                         Face amount of Senior Notes due 1995    $290,000
                                             Interest payable      41,378
                                                                 --------
                             Total amount payable to creditors    331,378
                              Less:  New Senior Notes due 2002   (109,975)
                              Less:  Cash payment to creditors    (46,025)
                                                                 --------
           Amount previously due creditors converted to equity   $175,378
                                                                 --------
                                                                 --------


ADJUSTMENT TO REFLECT FRESH START ACCOUNTING
  (E) Reflects adjustment made to carrying value of loans and owned real estate to adjust to reorganization values.
  (F) Reflects the adjustment of the deficit to zero as a result of the restructure and the adjustment of additional paid in capital as follows:

                               Adjust deficit to reset to zero  ($202,308)
               Adjustment to carrying value of invested assets    (66,597)
                                                                 --------
                                                                ($269,905)
                                                                 --------
                                                                 --------

2.   SIGNIFICANT ACCOUNTING POLICIES

     RECLASSIFICATIONS

     Certain amounts in the September 30, 1994 pre-confirmation balance sheet have been reclassified to conform with the September 30, 1995 post-confirmation balance sheet.


     INCOME TAXES

     The Trust is a real estate investment trust (a "REIT") that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for income taxes in the financial statements.

     For the fiscal years ended September 30, 1995, 1994 and 1993, there were significant differences between taxable net loss and net loss as reported in the financial statements. The differences were related to the recognition of bad debt deductions and accounting for reorganization costs and Fresh Start Reporting. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items may be deferred to future periods or may not be deductible. In addition, the Fresh Start Reporting discussed in Note 1 is not recognized for tax purposes, and will result in future years book/tax differences.

     The Trust incurred net operating losses ("NOLs") of $35 million, $38 million $31 million and $12 million for tax purposes in fiscal 1994, 1993, 1992 and 1991, respectively. The Trust estimates a net operating loss before Cancellation of Indebtedness ("COD") income for tax purposes of approximately $41 million for fiscal 1995. Beginning with fiscal 1996, NOLs available to offset taxable income in future years will be approximately $82 million after the recognition for tax purposes of the COD income of approximately $75 million. These NOLs will be subject to Internal Revenue Code Section 382 annual limitations on the use of the NOLs. The Trust estimates this annual limitation to be approximately $6 million with any portion of the Section 382 limitation not used in any taxable year carried forward up to fifteen years.

     After the recognition of the COD income, the remaining NOLs available will be $9 million, $38 million and $35 million from fiscal 1992, 1993 and 1994, respectively.

     The New Indenture restricts the payment of dividends, other than such declaration and making of dividend payments that the Trust deems necessary to preserve its status as a REIT, unless the consolidated net worth of the Trust at the time of such payment and after giving effect thereto is at least $50 million; provided, however, that the Trust shall in no event declare or make any such dividend payment or other distribution if a default or event of default under the New Indenture has occurred and is continuing. Under the Internal Revenue Code, the Trust must distribute 95% of its "REIT taxable income" to its shareholders to continue to qualify as a REIT.

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

     ALLOWANCE FOR LOSSES

     Prior to the implementation of Fresh Start Reporting, the allowance for losses on mortgage loans and related investments was determined in accordance with The American Institute of Certified Public Accountants Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2 ("SOP 75-2"), as amended. This statement requires adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value is the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income.

     With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for losses was reset to zero. Further provisions for losses on mortgage loans and related investments in accordance with SOP 75-2 may be necessary if there is deterioration in real estate markets, or there is a significant increase in the Trust's cost of capital.


     NET LOSS PER SHARE

     Net loss per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and "Fresh Start Reporting".


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are computed on the straight-line method over an estimated useful life of 40 years for buildings and three to five years for other property and lease commissions. Real estate held for investment will be depreciated on a straight line method over the remaining life of the asset.


     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper carried at a cost of $11.0 million at September 30, 1995) with maturities ranging from 5 to 33 days.

3.   MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE

     The following table summarizes the Trust's mortgage loan portfolio:


                                    POST CONFIRMATION          PRE-CONFIRMATION
                                -----------------------    -----------------------
                                   SEPTEMBER 30, 1995         SEPTEMBER 30, 1994
                                -----------------------    -----------------------
                                 NUMBER OF     CARRYING     NUMBER OF     CARRYING
 TYPE OF UNDERLYING SECURITY    INVESTMENTS     AMOUNT     INVESTMENTS     AMOUNT
------------------------------  -----------    --------    -----------    --------
                                                ($000)                     ($000)
Apartments                           1         $    170           2       $  6,950
Residential/Condominium*             8              909           9          1,334
Office Buildings                     3            4,579           3          6,353
Industrial Buildings                10           19,046           8         40,494
Research & Development Bldgs.        4           17,081           4         24,293
Retail Buildings                     4           13,208           4         16,279
Hotel/Motels                         1            1,986           1          3,060
                                    --         --------          --       --------
Total                               31         $ 56,979          31       $ 98,763
                                    --         --------          --       --------
                                    --         --------          --       --------

_____________

* Includes 80 mortgage end loans on 8 investments at September 30, 1995 and 80 mortgage end loans on 9 investments at September 30, 1994.

The Trust's mortgage loan portfolio consists of loans located principally in California, 51% and Pennsylvania, 18%.

As of September 30, 1995, there were four mortgage loans with a carrying value of $12 million that were delinquent (more than 60 days past due) as to principal and/or interest. Subsequent to September 30, 1995, the Trust foreclosed on two of the properties totalling $5.1 million and has obtained title to them.

During fiscal 1995 and 1994, loans totalling $38,834,000 and $104,142,000, respectively, were extended beyond their original contractual maturity dates. Loan terms are extended in the normal course of business due to financial difficulties of the borrower.

During fiscal 1995 and 1994, seven loans totalling $26,101,000 and eight loans totalling $81,501,000, respectively, had interest rate reductions due to financial difficulties of the borrower.

At September 30, 1995 and 1994, mortgage loans outstanding consisted of fixed rate loans of $41,050,000 and $101,851,000 floating rate loans of $15,929,000 and $40,096,000 and participating loans of $1,529,000 and $2,010,000, respectively.

The following table summarizes the Trust's real estate owned, net of accumulated depreciation of $-0- at September 30, 1995 and $18,352,000 at September 30, 1994:

                                    POST CONFIRMATION          PRE-CONFIRMATION
                                 -----------------------    -----------------------
                                    SEPTEMBER 30, 1995         SEPTEMBER 30, 1994
                                 -----------------------    -----------------------
                                  NUMBER OF     CARRYING     NUMBER OF    CARRYING
      TYPE OF PROPERTY           INVESTMENTS     AMOUNT     INVESTMENTS    AMOUNT
------------------------------   -----------    --------    -----------   ---------
                                                 ($000)                    ($000)
Apartments                           3           $ 19,517         3        $ 21,012
Office Buildings                    14             38,352        15          64,918
Industrial Buildings                 9             19,904        10          37,217
Retail Buildings                     5             41,133         5          47,313
Research & Development Bldgs         2              4,734         2           5,985
                                    --           --------        --        --------
   Total                            33           $123,640        35        $176,445
                                    --           --------        --        --------
                                    --           --------        --        --------

The following table summarized the Trust's investment in partnerships, net of accumulated depreciation of $-0- at September 30, 1995 and $314,000 at September 30, 1994:

                                    POST CONFIRMATION          PRE-CONFIRMATION
                                    SEPTEMBER 30, 1995         SEPTEMBER 30, 1994
                                 -----------------------    -----------------------
                                  NUMBER OF     CARRYING     NUMBER OF    CARRYING
      TYPE OF PROPERTY           INVESTMENTS     AMOUNT     INVESTMENTS    AMOUNT
------------------------------   -----------    --------    -----------   ---------
                                                 ($000)                    ($000)
Industrial Buildings                  3         $ 13,988         3         $ 15,772
Retail Buildings                      2           11,880         2           18,076
                                     --         --------        --         --------

Total                                 5         $ 25,868         5         $ 33,848


The Trust may be liable for environmental problems on sold properties. At September 30, 1995, the Trust was not aware of any environmental problems on sold properties.

4.   ALLOWANCE FOR LOSSES

     The changes in the allowance for losses for the years ended September 30, 1995, 1994 and 1993 were as follows:


                                                 1995          1994         1993
                                               --------      -------      -------
                                                   ($ AMOUNTS IN THOUSANDS)
Balance at beginning of year                    $13,430      $11,808      $19,353
Provisions charged to expense                     3,000        2,000       37,000
                                               --------      -------      -------

                                                 16,430       13,808       56,353
Less charges against allowance, net
  of recoveries                                  16,430          378       44,545
                                               --------      -------      -------

Balance at end of year                          $ -0-        $13,430      $11,808
                                               --------      -------      -------
                                               --------      -------      -------


     The Trust adjusted the balance of allowance for losses at September 30, 1995 as part of "Fresh Start Reporting" (See Note 1).

5.   BORROWINGS

     MORTGAGE PAYABLE

     The Trust has a mortgage payable of $17,535,000 outstanding at September 30, 1995. The contractual interest rate on this loan at September 30, 1995 was 10.75% (Prime + 2%, floor of 8.5%) and the loan was to mature on December 5, 1995. In October 1995, the Trust made a paydown of $3.5 million, reducing the balance outstanding to $14 million and extending the maturity date to December 20, 1996.

     SENIOR SECURED NOTES DUE 2002

     The 11-1/8% Senior Secured Notes (the "Notes") are secured obligations (secured by a first priority lien on all of the Trust's collateral) governed by the New Indenture between the Trust and Wilmington Trust Co., as Trustee, dated as of the effective date (September 29, 1995). Interest on these Notes accrues at 11-1/8% per annum and is payable semi-annually in arrears on each June 30 and December 31. The Trust is not required to make mandatory redemption payments or sinking fund payments other than with respect to Asset Sale Proceeds (as defined in the New Indenture). If at any time the aggregate amount of Asset Sale Proceeds exceeds $10 million, the Trust is required to make an offer to all holders of Notes to purchase the maximum principal amount of Notes that, together with accrued and unpaid interest thereon, may be purchased with 80% of any such asset sale proceeds or 100% of net cash proceeds of Indebtedness incurred as permitted under the New Indenture. The Trust has the option to redeem the Notes, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest. The New Indenture includes affirmative covenants, negative covenants and financial covenants. See Note 2 - Income Taxes - regarding restrictions on dividend payments.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board Statement No. 107--Disclosure of Fair Value of Financial Statements ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

     The carrying value of cash and cash equivalents approximates their fair value because of the liquidity and short-term maturities of these instruments.

     The mortgage payable is a variable rate loan that reprices frequently, thus fair value is based on the carrying amount of the loan.

7.   SHARE OPTION PLAN

     1984 SHARE OPTION PLAN

     As part of the Plan of Reorganization, all options outstanding pursuant to the 1984 Share Option Plan (348,500) were canceled.


     1995 SHARE OPTION PLAN

     On October 2, 1995, the Board of Trustees adopted a 1995 Share Option Plan (the "1995 Plan") for Trustees, officers, employees and other key persons of the Trust, subject to the approval of the 1995 Plan by the Trust's shareholders.

     The 1995 Plan provides for the grant of options to purchase up to 870,000 Common Shares at not less than 100% of the fair market value of the Common Shares, subject to adjustment for share splits, share dividends and similar events. To the extent that awards under the 1995 Plan do not vest or otherwise revert to the Trust, the Common Shares represented by such awards may be the subject of subsequent awards.

     The 1995 Plan provides for the grant of incentive stock options ("Incentive Options") which qualify under Section 422 of the Code and nonqualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights.

8.   PENSION PLANS

     On September 20, 1989, the Trustees adopted an Employees' Retirement Plan effective September 30, 1989. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 (as amended on July 20, 1994, and effective January 1, 1994 and as may be further amended, the "Retirement Plan"). All employees are eligible to participate in the Retirement Plan provided that they are at least 21 years of age and have been employed for twelve consecutive months, during which period the employee has completed at least 1000 hours of service. Under the Retirement Plan, each eligible employee after completing five years of vesting service becomes 100% vested and entitled to a retirement pension. Benefits can be paid as a lump sum or as an annual retirement income for life equal to the greater of (a) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of years of credited service up to and including 35 thereof and (ii) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 35 thereof or
     (b) the sum of (i) 1.3% of the highest five-year average annual base salary, multiplied by the number of credited service up to and including 15 thereof; (ii) 1.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 16 to 25 years inclusive; (iii) 0.5% of the highest five-year average annual base salary, multiplied by the number of years of credited service from 26 to 35 years inclusive; and (iv) 0.4% of the highest five-year average annual base salary in excess of Social Security covered compensation (as adjusted every five years), multiplied by the number of years of credited service up to and including 25 thereof.

     In November 1995, the Trustees amended the Retirement Plan effective January 1, 1996 to switch from the Pension Benefit Guaranty Corporation interest rate used for valuing lump sum distributions to the new General Agreement on Tariffs and Trade interest rate and mortality table for valuing lump sum distributions. As a result of this amendment, the current market value of Retirement Plan assets approximates the current aggregate lump sum amounts due to participants.

     The Trust also maintains a 401(k) profit and sharing plan and trust. Employer contributions are limited to 6% of participant's compensation, with a maximum per year of $3,000 per participant. Profit sharing expense was $72,000, $61,000 and $65,000 for years ended September 30, 1995, 1994 and 1993, respectively.

9.   EMPLOYEE TERMINATION PLAN

     A termination pay plan has been established to cover termination of employment without cause during the period that the Notes, as defined, are outstanding. Employees are entitled to compensation ranging from a minimum of twelve weeks to a maximum of eighteen months pay. In addition, certain health benefits will continue to be paid by the Trust over a period of time equal to the period used in calculating severance pay. At September 30, 1995, the Trust accrued the $1.3 million cost of the Termination Pay Plan. After fiscal year end, the majority of existing employees were terminated and the Trust commenced payments to those employees.

10.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly results of operations (all pre-confirmation) for fiscal 1995 and 1994 are summarized as follows:


                                                              QUARTER ENDED
                                       -----------------------------------------------------------
                                       DECEMBER 31       MARCH 31        JUNE 30      SEPTEMBER 30
                                       -----------       --------       --------      ------------
                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1995
   Total income                           $ 10,002       $  9,774       $ 10,038          $  9,650
   Interest expense                          9,559         10,273         10,378             5,690
   Provision for losses                          -          3,000              -                 -
   Reorganization expense                      370          1,135          1,063             3,651
   Write down of invested assets to
     reorganization value                        -              -              -           (66,597)
   Gain on extinguishment of debt                -              -              -            75,304
   Net loss                                 (5,454)       (10,263)        (7,326)            3,010

FISCAL 1994
   Total income                            $ 8,846       $  8,420       $  9,516          $  9,495
   Interest expense                          7,799          7,663          8,360             9,180
   Provision for losses                          -              -              -                 -
   Reorganization expense                      676            741            591               352
   Net loss                                 (4,656)        (5,152)        (4,745)           (7,037)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


Per share amounts are not meaningful due to Fresh Start Reporting.

                            VALUE PROPERTY TRUST
                               SCHEDULE XI
       REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                           SEPTEMBER 30, 1995

                                                                                           FRESH START
                                                                                    REPORTING ADJUSTMENTS (b)
                                            INITIAL COST TO TRUST         COSTS     -------------------------
                                          --------------------------   CAPITALIZED   CHARGE OFF
                               (a)                      BUILDINGS &   SUBSEQUENT TO ACCUMULATED
  CLASSIFICATION           ENCUMBRANCES      LAND       IMPROVEMENTS   ACQUISITION  DEPRECIATION       BASIS
  --------------           ------------   -----------   ------------  ------------- ------------   ------------
ASSETS HELD FOR SALE

Apartments:
  Other                               -   $ 3,995,000   $ 17,005,000   $ 2,147,000    $2,300,000   $ (1,330,000)

Office Buildings:
  Pennsylvania                        -       750,000      1,547,000       146,000       237,000       (255,000)
  Other                               -     1,500,000      6,197,000     2,126,000     2,280,000     (1,693,000)

Industrial Buildings:
  California                          -       316,000              -             -             -        (46,000)
  Pennsylvania                        -       550,000      1,731,000     1,210,000       227,000     (1,734,000)
  Other                                     1,568,000      3,684,000       284,000       518,000     (1,223,000)

Research & Development Buildings:
  Other                               -       685,000      2,216,000             -       116,000       (391,000)

Retail Buildings:
  Other                               -     1,400,000      7,009,000       366,000       302,000     (1,721,000)
                                          -----------   ------------   -----------   -----------   ------------
                                           10,764,000     39,389,000     6,279,000     5,980,000     (8,393,000)
                                          -----------   ------------   -----------   -----------   ------------

ASSETS HELD FOR INVESTMENT

Office Buildings:
  California                          -     4,350,000     14,291,000     2,966,000     3,280,000     (8,067,000)
  Pennsylvania                        -     1,790,000     18,010,000     1,614,000     3,449,000     (7,435,000)
  Other                               -     3,903,000     11,719,000     2,142,000     2,162,000     (5,841,000)

Industrial Buildings:
  California                                6,375,000     14,637,000     6,501,000     6,786,000     (9,478,000)
  Other                               -       630,000      4,231,000       683,000       463,000     (2,021,000)

Research & Development Buildings:
  California                          -     1,390,000      1,725,000       158,000       104,000       (829,000)

Retail Buildings:
  California                 17,535,000     7,742,000     21,527,000     4,903,000     2,546,000     (4,445,000)
  Pennsylvania                        -     1,585,000      8,982,000             -             -     (3,907,000)
  Other                               -       250,000      1,179,000        70,000       125,000       (834,000)
                            -----------   -----------   ------------   -----------   -----------   ------------
                             17,535,000    28,015,000     96,301,000    19,037,000    18,915,000    (42,857,000)
                            -----------   -----------   ------------   -----------   -----------   ------------
TOTAL REAL ESTATE OWNED     $17,535,000   $38,779,000   $135,690,000   $25,316,000   $24,895,000   $(51,250,000)
                            -----------   -----------   ------------   -----------   -----------   ------------
                            -----------   -----------   ------------   -----------   -----------   ------------




                                AMOUNT CARRIED AT END OF PERIOD
                            ----------------------------------------
                                          BUILDINGS &
  CLASSIFICATION               LAND       IMPROVEMENTS      TOTAL
  --------------            -----------   ------------  ------------
ASSETS HELD FOR SALE

Apartments:
  Other                     $ 3,900,000   $15,617,000   $19,517,000

Office Buildings:
  Pennsylvania                  390,000     1,561,000     1,951,000
  Other                       1,170,000     4,680,000     5,850,000

Industrial Buildings:
  California                    270,000             -       270,000
  Pennsylvania                  310,000     1,220,000     1,530,000
  Other                         760,000     3,035,000     3,795,000

Research & Development Buildings:
  Other                         480,000     1,914,000     2,394,000

Retail Buildings:
  Other                       1,350,000     5,402,000     6,752,000
                            -----------   -----------   -----------
                              8,630,000    33,429,000    42,059,000
                            -----------   -----------   -----------

ASSETS HELD FOR INVESTMENT

Office Buildings:
  California                  2,050,000     8,210,000    10,260,000
  Pennsylvania                1,420,000     9,110,000    10,530,000
  Other                       1,960,000     7,801,000     9,761,000

Industrial Buildings:
  California                  2,250,000     8,999,000    11,249,000
  Other                         610,000     2,450,000     3,060,000

Research & Development Buildings:
  California                    470,000     1,870,000      2,340,000

Retail Buildings:
  California                  5,440,000    21,741,000     27,181,000
  Pennsylvania                1,330,000     5,330,000      6,660,000
  Other                         110,000       430,000        540,000
                            -----------   -----------   ------------

                             15,640,000    65,941,000     81,581,000
                            -----------   -----------   ------------
TOTAL REAL ESTATE OWNED     $24,270,000   $99,370,000   $123,640,000 (c)(d)
                            -----------   -----------   ------------
                            -----------   -----------   ------------


                                   VALUE PROPERTY TRUST

                                       SCHEDULE XI

            REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                   SEPTEMBER 30, 1995

NOTES:

(a) In addition to the encumbrances listed above, the new Senior Notes due 2002 will be secured by a first priority Lien on all of the Trust's assets, including all personal property and real property held by the Trust or any subsidiary.

(b)  See Note 1 to financial statements.

(c)  Cost for federal income tax purposes is $195,917,000.

(d) The changes in carrying amounts during the year ended September 30, 1995 are summarized as follows:

         Balance at September 30, 1994                            $  66,880,000
         Reclassification from foreclosure
          property and mortgage loans                               109,565,000
         Additions during year:
           Improvements                                              11,283,000
         Deductions during year:
           Sale of real estate                     $  3,350,000
           Charge off against allowance for losses    2,881,000
           Adjustments for fresh start reporting     57,857,000      64,088,000
                                                   ------------    ------------
         Balance at September 30, 1995                             $123,640,000
                                                                   ------------
                                                                   ------------


     The changes in carrying amounts during the year ended September 30, 1994 are summarized as follows:

        Balance at September 30, 1993                              $ 65,012,000
        Additions during year:
          Improvements                             $  1,847,000
          Loan advance by construction lender            21,000       1,868,000
                                                   ------------    ------------
       Balance at September 30, 1994                               $ 66,880,000
                                                                   ------------
                                                                   ------------

     The changes in carrying amounts during the year ended September 30, 1993 are summarized as follows:

        Balance at September 30, 1992                             $  46,400,000
        Additions during year:
          Reclassification from real estate
           equities held for sale and other
           assets                                  $ 16,427,000
          Improvements                                2,505,000
          Loan advance by construction lender         2,057,000      20,989,000
                                                   ------------
        Deductions during year:
           Charge off against allowance for losses                    2,377,000
                                                                   ------------
        Balance at September 30, 1993                              $ 65,012,000
                                                                   ------------
                                                                   ------------

                                   VALUE PROPERTY TRUST

            REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                   SEPTEMBER 30, 1995



The change in accumulated depreciation and amortization during the year ended September 30, 1995 is summarized as follows:

   Balance at September 30, 1994                                  $  10,023,000
   Reclassification from foreclosure property                         8,264,000
   Additions during year:
      Charge to income                                                6,608,000

   Deductions during year:
      Adjustment for fresh start reporting                           24,895,000
                                                                   ------------
   Balance at September 30, 1995                                  $         -0-
                                                                   ------------
                                                                   ------------

The change in accumulated depreciation and amortization during the year ended September 30, 1994 is summarized as follows:

   Balance at September 30, 1993                                 $    7,799,000
   Additions during year:
      Charge to income                                                2,224,000
                                                                   ------------
   Balance at September 30, 1994                                 $   10,023,000
                                                                   ------------
                                                                   ------------

The change in accumulated depreciation and amortization during the year ended September 30, 1993 is summarized as follows:

   Balance at September 30, 1992                                   $  3,132,000
   Additions during year:
      Reclassification from real estate equities
       held for sale and other assets                                 2,553,000
      Charge to income                                                2,114,000
                                                                   ------------
   Balance at September 30, 1993                                   $  7,799,000
                                                                   ------------
                                                                   ------------

                        VALUE PROPERTY TRUST
                            SCHEDULE XII
                    MORTGAGE LOANS ON REAL ESTATE
                          SEPTEMBER 30, 1995


                                                                                                    PRINCIPAL
                                                                                                    AMOUNT OF
                                                                                                  LOANS SUBJECT
                             NUMBER                                               CONTRACTUAL     TO DELIQUENT
                               OF           INTEREST                               AMOUNT OF        PRINCIPAL
TYPE OF LOANS                LOANS            RATE          FINAL MATURITY DATE    MORTGAGES       OR INTEREST
------------------------    --------        --------        -------------------  ---------------   ------------
ASSETS HELD FOR SALE:
  Industrial buildings:
    Carson, CA                 1             7.00%          November 1995         $  4,029,000           -
    Tucson, AZ                 1             8.00%          March 1999               4,385,000           -
    Chula Vista, CA            1            10.00%          August 2005              4,200,000           -
    Other                      1            10.00%          January 2000             1,500,000           -

  Research and development
     buildings:
    Santa Ana, CA              1             8.00%          December 1999           12,168,000           -

  Retail buildings:
    Citrus Heights, CA         1            10.25%          February 1996            3,957,000           -
                                                                                  ------------     -----------
                                                                                    30,239,000           -
                                                                                  ------------     -----------

ASSETS HELD FOR INVESTMENT:
  Apartments                   1             9.00%          July 2000                  217,000           -
  Residential/Condominiums
    (a)                       80          6.20%-9.50%       July 1995-June 2009      1,120,000           -
  Office buildings:
    Marina Del Rey, CA         1             9.00%          October 1995             7,500,000           -
    Other                      2          7.25%-9.75%       April 1999-June 1999     1,458,000           -

  Industrial buidlings:
    Chester, PA                1            10.00%          December 1998            3,895,000           -
    Worcester, MA              1            11.00%          May 2002                 2,423,000           -
    Chino, CA                  1            10.75%          January 1995             4,514,000       4,514,000
    Other                      3          9.25%-10.00%      July 1997-November 1999    870,000           -

  Research and development
     buildings:
    San Dimas, CA              1            11.75%          March 1995               2,484,000       2,484,000
    Allentown, PA              1             5.00%          December 1994           11,526,000      11,526,000
    Other                      1             9.00%          November 1995            2,010,000           -

  Retail buildings:
    El Toro, CA                1            10.50%          December 1999            9,191,000           -
    Philadelphia, PA           1             8.25%          December 1995            3,250,000           -
    Other                      1             8.88%          November 1999              169,000           -

  Hotel:
    Sparks, NV                 1            10.00%          October 1996             3,060,000           -
                                                                                  ------------     -----------
                                                                                    53,687,000      18,524,000
                                                                                  ------------     -----------

Total contractual amount of mortgage loans                                          83,926,000     $18,524,000
                                                                                                   -----------
                                                                                                   -----------
Adjust contractual amount to reorganization value of
     mortgage loans                                                                (26,947,000)
                                                                                  ------------
Carrying Value of Mortgage Loans and Investments                                  $ 56,979,000 (b)(c)
                                                                                  ------------
                                                                                  ------------


                      VALUE PROPERTY TRUST
                    SCHEDULE XII (CONTINUED)
                 MORTGAGE LOANS ON REAL ESTATE
                    SEPTEMBER 30, 1995



NOTES:



(a)   Consists of 80 mortgage end loans on 8 projects.

(b)   The aggregate cost for federal income tax purposes is $83,771,000.

(c) The change in carrying value of mortgage loans during the year ended September 30, 1995 were as follows:


      Balance at September 30, 1994                                 $       69,322,000
      Reclassification from in-substance foreclosure                        29,441,000
      Advances on mortgage loans                                               733,000
      Net change in interest reserves                                          162,000
                                                                    ------------------

                                                                            99,658,000

      Collections of principal                                             (22,711,000)
      Adjustment for fresh start accounting                                (19,968,000)
                                                                    ------------------
                                                                    $       56,979,000
                                                                    ------------------
                                                                    ------------------

      The change in carrying value of mortgage loans during the year ended September 30, 1994 were as follows:


      Balance at September 30, 1993                                 $      104,193,000
      Advances on mortgage loans                                                     -
      Transfer of real estate to mortgage loans                                750,000
      Net change in interest reserves, deferred income                         480,000
                                                                   ------------------
                                                                           105,423,000

      Collections of principal                                             (25,555,000)
      Transfer to real estate                                              (10,321,000)
      Chargeoff against allowance for losses                                  (225,000)
                                                                    ------------------
                                                                    $       69,322,000
                                                                    ------------------
                                                                    ------------------

      The change in carrying value of mortgage loans during the year ended September 30, 1993 were as follows:


      Balance at September 30, 1992                                 $      237,428,000
      Advances on mortgage loans                                               602,000
      Transfer of real estate to mortgage loans                                348,000
      Net change in interest reserves, deferred income                       1,323,000
                                                                    ------------------
                                                                           239,701,000

      Collections of principal                                             (24,604,000)
      Transfer to real estate                                             (110,218,000)
      Chargeoff against allowance for losses                                  (686,000)
                                                                    ------------------
                                                                    $      104,193,000
                                                                    ------------------
                                                                    ------------------

                              VALUE PROPERTY TRUST

                                INDEX TO EXHIBITS

      EXHIBIT
        NO.                           DESCRIPTION
     ----------                       -----------

      3.1(a) Amended and Restated Declaration of Trust dated September 29, 1995 (14) (Exhibit 3.1).

      3.1(b)(*)      October 26, 1995 Amendment to Amended and
                     Restated Declaration of Trust dated September
                     29, 1995.

      3.2            By-Laws, as amended through June 20, 1984 (2)
                     (Exhibit 3.3).

      4.1(*)         Form of Certificate for Common Shares.

      4.2(a) Joint Plan of Reorganization Proposed by Debtor, Creditors' Committee and Equity Security Holders Committee (4) (Exhibit 10.11)

      4.2(b)         Modification to Joint Plan of Reorganization
                     Proposed by Debtor, Creditors' Committee and
                     Equity Security Holders Committee (5) (Exhibit
                     2).

      4.2(c)         Amendment No. 1 and Consent to Plan of
                     Reorganization dated as of September 30, 1991
                     (6) (Exhibit 4.4(c)).

      4.2(d) Amendment No. 2 to Plan of Reorganization, dated as of July 15, 1992 (7) (Exhibit 4.2(d)).

      4.2(e) Prepackaged Plan of Reorganization as confirmed by the Bankruptcy Court of the Central District of California (14) (Exhibit 2.1).

      4.3(a) Indenture dated as of July 15, 1992 between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company, as trustee, governing the registrant's Senior Secured Uncertificated Notes due 1995 (7) (Exhibit 4.3).

      4.3(b) Indenture dated as of September 29, 1995 between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company, as trustee, governing the registrants 11-1/8% Senior Secured Notes due 2002. (14) (Exhibit 4.1).

      4.3(c) Amended and Restated Collateral and Security Agreement between Mortgage and Realty Trust (predecessor to Value Property Trust), its Subsidiaries, its Lenders and Wilmington Trust Company and William J. Wade as Collateral Agent, dated as of September 29, 1995 (14) (Exhibit 4.2).

      4.3(d) Letter of Agreement between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company and William J. Wade as Collateral Agent, dated as of September 29, 1995
                     (14) (Exhibit 4.3).

      4.3(e) Pledge Agreement between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company as Collateral Agent, dated as of September 29, 1995 (14) (Exhibit 4.5).

     10.1            1984 Share Option Plan (8) (Exhibit 19.1).

     10.2 Form of Incentive Stock Option Agreement under the 1984 Share Option Plan (9) (Exhibit 10.9).

     10.3 Form of Non-Qualified Stock Option Agreement under the 1984 Share Option Plan (2) (Exhibit 10.19).

     10.4 Amended and Restated Savings Incentive Plan effective January 1, 1992 (7) (Exhibit 10.7).

     10.5 Amended and Restated Employees' Retirement Plan effective January 1, 1992 (7) (Exhibit 10.8).

     10.6            Pension Plan for Trustees dated October 1, 1989
                     (10) (Exhibit 10.13).

     10.7 Employee' Retention Plan dated October 17, 1990 as amended January 16, 1991 and March 10, 1991
                     (11) (Exhibit 19.1).

     10.8 Resolutions of Amendment to Amended and Restated Employees' Retirement Plan (13) (Exhibit 10.8).

     10.9 Registration Rights Agreement between Mutual Series Fund Inc., Intermarket Corporation, Angelo, Gordon & Co., L.P., Emerald Partners, Strome-Susskind & Co. and Mortgage and Realty Trust (predecessor to Value Property Trust), dated September 29, 1995 (14) (Exhibit 10.1). November 28, 1995 Amendment to Registration

     10.10(*)        Rights Agreement dated September 29, 1995.

     10.11           Form of 1995 Share Option Plan (15) (Exhibit A).

     20.1            Press Release (12) (Exhibit 20.1).

     20.2            Term Sheet (12) (Exhibit 20.2).

     21              Subsidiaries (13) (Exhibit 21).

     27(*)           Financial Data Schedule.

-------------

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

 (8) Filed on August 13, 1987 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
 (9) Filed on December 29, 1987 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(10) Filed on December 21, 1989 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(11) Filed on May 14, 1991 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(12) Filed on November 28, 1994 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(13) Filed on December 29, 1994 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(14) Filed on October 13, 1995 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(15) Filed on December 12, 1995 as an Exhibit to the 1995 Proxy Statement for fiscal year ended September 30, 1995.

 (*) Exhibit filed with this Form 10-K.