Form 10-Q
period 1995-12-31
VALUE PROPERTY TRUST
filed 1996-02-14
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1995

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to __________


Commission File Number 1-6613


                              VALUE PROPERTY TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                          23-1862664
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)

     120 Albany Street, 8th Floor
      New Brunswick, New Jersey                             08901-2163
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (908) 296-3080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ X ]    No [   ].


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes [ X ]    No [   ]


Number of Common Shares Outstanding at February 1, 1996:  11,226,310

                              VALUE PROPERTY TRUST

                                      INDEX

                                                                                     Page
Part I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements ...........................................     2

                   Balance Sheet at December 31, 1995 and
                        September 30, 1995 (Unaudited) ............................     2

                   Statement of Operations for the Three Months
                        Ended December 31, 1995 and 1994 (Unaudited) ..............     4

                   Statement of Cash Flows for the Three Months Ended
                           December 31, 1995 and 1994 (Unaudited) .................     5

                   Statement of Shareholders' Equity for the Three
                        Months Ended December 31, 1995 (Unaudited) ................     6

                   Notes to the Financial Statements ..............................     7

         Item  2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations .................................    12




Part II:  OTHER INFORMATION

         Item 1.   Legal Proceedings ..............................................    14

         Item 5.   Other Information ..............................................    14

                   Signatures .....................................................    16


                              VALUE PROPERTY TRUST                      FORM 10Q

Part I:  Financial Information

Item 1.  Financial Statements:

-----------------------------------------------------------------------------------------------
BALANCE SHEET - (Unaudited)
(In Thousands)
-----------------------------------------------------------------------------------------------
                                                                  December 31,    September 30,
                                                                      1995            1995
                                                                  ------------    -------------
                               ASSETS
Assets Held for Sale:
   Mortgage loans ..........................................        $ 47,303        $ 21,966
   Investments in partnerships .............................           5,231           5,220
   Real estate owned .......................................          42,667          42,059
   Notes Receivable ........................................             333            --
                                                                    --------        --------
                                                                      95,534          69,245
                                                                    --------        --------
Assets Held for Investment:
   Mortgage loans ..........................................           3,023          35,013
   Investments in partnerships .............................          20,565          20,648
   Real estate owned .......................................          86,606          81,581
   Notes receivable ........................................            --               633
                                                                    --------        --------
                                                                     110,194         137,875
                                                                    --------        --------

Total Invested Assets ......................................         205,728         207,120

Cash and cash equivalents ..................................          17,782           9,977
Restricted cash ............................................           2,362           6,791
Interest receivable and other assets .......................           6,654           8,441
                                                                    --------        --------
                                                                    $232,526        $232,329
                                                                    ========        ========
(Continued)
















-----------------------------------------------------------------------------------------------
BALANCE SHEET - (Unaudited)
(In Thousands)
(Continued)
-----------------------------------------------------------------------------------------------
                                                                  December 31,    September 30,
                                                                      1995            1995
                                                                  ------------    -------------
                              LIABILITIES

Senior secured notes (due 2002) ............................        $109,975        $109,975
Mortgage payable ...........................................          13,953          17,535
Accounts payable and accrued expenses ......................           3,960           4,745
Interest payable ...........................................           3,127            --
                                                                    --------        --------
                                                                     131,015         132,255
                                                                    --------        --------
                        SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares authorized,
   none issued .............................................            --              --
Common shares, $1 par value: 20,000,000 shares authorized,
   11,226,310 and 11,226,215 shares issued and outstanding .          11,226          11,226
Additional paid-in capital .................................          88,848          88,848
Retained earnings ..........................................           1,437            --
                                                                    --------        --------
         Total shareholders' equity ........................         101,511         100,074
                                                                    --------        --------

         Total liabilities and shareholders' equity ........        $232,526        $232,329
                                                                    ========        ========

                                     See accompanying notes.

                          VALUE PROPERTY TRUST                          FORM 10Q

------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                           December 31,
                                                                  ------------------------------
                                                                      1995             1994
                                                                  -------------    -------------
                                                                    (Post-      |     (Pre-
                                                                  Confirmation) |  Confirmation)
Income:                                                                         |
   Income on rental properties:                                                 |
         Rental income .....................................        $  6,650    |   $  5,692
         Operating expense reimbursements ..................             754    |        577
   Interest and fee income on mortgage loans ...............           1,679    |      2,878
   Interest on short-term investments ......................             304    |        822
   Other ...................................................               8    |         33
                                                                    --------    |   --------
                                                                       9,395    |     10,002
                                                                                |
Expenses:                                                                       |
   Interest ................................................           3,565    |      9,559
   Expenses of rental properties:                                               |
         Depreciation and amortization .....................             564    |      1,704
         Operating .........................................           3,076    |      2,670
   Administrative ..........................................             753    |      1,153
                                                                    --------    |   --------
                                                                       7,958    |     15,086
                                                                                |
Income (loss) from operations before                                            |
  reorganization expenses ..................................           1,437    |     (5,084)
Reorganization expenses ....................................            --      |        370
                                                                    --------    |   --------
Net income (loss) ..........................................        $  1,437    |   $ (5,454)
                                                                    ========    |   ========
Per share:                                                                      |
                                                                                |
Net income .................................................        $    .13    |   $      *
                                                                    ========    |   ========
                                                                                |
Weighted average number of common shares outstanding .......          11,226    |     11,226
                                                                    ========    |   ========

*Per share information is not meaningful due to Fresh Start Reporting.

                                     See accompanying notes.

                          VALUE PROPERTY TRUST                          FORM 10Q

------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                December 31,
                                                                       -------------------------------
                                                                            1995             1994
                                                                          --------         --------
Cash flows from operating activities:
     Net income (loss) ...........................................        $  1,437         $ (5,454)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
           Deprecation and amortization on real estate ...........             564            1,704
           Decrease in payables and accrued expenses .............            (785)            (231)
           Increase in interest payable ..........................           3,127            9,139
           Decrease (increase) in receivables and other assets ...           1,787              (15)
                                                                          --------         --------
     Total adjustments ...........................................           4,693           10,597
                                                                          --------         --------
Net cash provided by operating activities ........................           6,130            5,143
                                                                          --------         --------
Cash flows from investing activities:
     Investment in real estate:
         Real estate equities ....................................          (1,264)          (4,936)
         Advances on mortgage loans ..............................             (67)             (79)
         Partnerships ............................................             (11)          (1,749)
     Principal repayments on mortgage loans ......................             100            1,362
     Sale of real estate .........................................           1,770            2,334
     Repayments on notes receivable ..............................             300               45
                                                                          --------         --------
Net cash provided by (used in) investing activities ..............             828           (3,023)
                                                                          --------         --------
Cash flows from financing activities:
     Decrease in mortgage payable ................................          (3,582)            --
     Decrease in restricted cash .................................           4,429             --
                                                                          --------         --------
Net cash provided by financing activities ........................             847             --
                                                                          --------         --------
Net increase in cash and cash equivalents ........................           7,805            2,120
Cash and cash equivalents at beginning of period .................           9,977           60,332
                                                                          --------         --------
Cash and cash equivalents at end of period .......................        $ 17,782         $ 62,452
                                                                          ========         ========
Supplemental schedule of non-cash investment and
     financing activities:
         Charge offs against allowance for losses ................        $   --           $  2,634
                                                                          ========         ========
         Transfer of mortgage loans to real estate owned .........        $  5,120         $   --
                                                                          ========         ========
         Transfer of mortgage loans to investments
            in partnerships ......................................        $   --           $ 15,443
                                                                          ========         ========
                                       See accompanying notes.

                                    VALUE PROPERTY TRUST                FORM 10Q

-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------

For the Three Months Ended December 31, 1995


                                                                            Additional                        Total
                                                 Common Shares               Paid-In        Retained      Shareholders'
                                             Shares          Amount          Capital        Earnings         Equity
                                            --------        --------        --------        --------        --------
Balance at September 30, 1995 .......         11,226        $ 11,226        $ 88,848        $   --          $100,074

Net income ..........................           --              --              --             1,437           1,437
                                              ------        --------        --------        --------        --------

Balance at December 31, 1995 ........         11,226        $ 11,226        $ 88,848        $  1,437        $101,511
                                              ======        ========        ========        ========        ========










                                                 See accompanying notes.

                          VALUE PROPERTY TRUST                          FORM 10Q


                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION

         In connection with its emergence from the Chapter 11 proceeding (the "1995 Restructuring"), the Trust implemented Fresh Start Reporting as of September 30, 1995, as set forth in The American Institute of Certified Public Accountants Statements of Position ("Statement of Position") on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code 90-7. Fresh Start Reporting was required because
         (1) the reorganization value of the Trust's assets immediately before the date of confirmation was less than the total of all post-petition liabilities, (2) there was more than a 50% change in the ownership of the Trust, and (3) there was a permanent and substantive loss of control by existing shareholders. As a result, all assets and liabilities were restated to reflect their respective reorganization values or fair value. The December 31, 1995 income statement amounts have been segregated by a black line in order to signify that the fiscal 1996 income statement is that of a new reporting entity and has been prepared on a basis not comparable to the pre-confirmation income statement.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes - The Trust is a real estate investment trust ("REIT") that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, no provision has been made for income taxes in the financial statements.

         The Trust estimates it has a net operating loss ("NOL") carryforward of approximately $157 million for tax purposes at fiscal year end 1995. Beginning with fiscal 1996, the NOL carryforward available to offset taxable income for future years will be approximately $82 million after the recognition for tax purposes of Cancellation of Indebtedness ("COD") income of approximately $75 million. The NOL carryforward will be subject to Code Section 382 annual limitations on the use of the NOL. The Trust estimates this annual limitation to be approximately $6 million with any portion of the Section 382 limitation not used in any taxable year carried forward up to fifteen years.

         The Trust entered into an amended and restated indenture (the "New Indenture") with Wilmington Trust Company as trustee, relative to the Trust's 11-1/8% Senior Secured Notes (the "Notes"). The New Indenture restricts the payment of dividends, other than such declaration and making of dividend payments that the Trust deems necessary to preserve its status as a REIT, unless the consolidated net worth of the Trust at the time of such payment and after giving effect thereto is at least $50 million; provided, however, that the Trust shall in no event declare or make any such dividend payment or other distribution if a default under the New Indenture has occurred and is continuing. Under the Code, the Trust must distribute 95% of its "REIT taxable income" to its shareholders to continue to qualify as a REIT.

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

         Allowance for Losses - With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for loan losses was reset to zero. Further provisions for losses on mortgage loans and related investments in accordance with Statements of Position on Accounting Practices of Real Estate Investment Trusts 75-2 ("SOP 75-2") may be necessary if there is deterioration in real estate markets, or there is a significant increase in the Trust's cost of capital.

         Net Income Per Share - Net income per share is computed using the weighted average common shares outstanding during the three months ended December 31, 1995. Per share information is not disclosed for any period ending prior to October 1, 1995 because such information is not meaningful due to the implementation of Fresh Start Reporting on September 30, 1995.

         Depreciation and Amortization - Depreciation and amortization are computed on the straight-line method over an estimated useful life of 40 years for buildings and three to five years for other property and lease commissions. Real estate held for investment is depreciated on a straight line method over the remaining life of the asset.

         Cash  and  Cash  Equivalents  -  Cash  and  cash  equivalents   include
         short-term investments (high grade commercial paper) with original maturities not exceeding a term greater than 90 days.

         Investments in Partnerships - Investments in partnerships represent the Trust's investment in real estate partnerships. The Trust substantially owns all the equity and cash flow from these partnerships and accounts for them in a similar manner as real estate investments.

NOTE 3.  MORTGAGE LOANS AND INVESTMENTS IN REAL ESTATE

         The  Trust's   mortgage  loan  portfolio   consists  of  loans  located
         principally in California (58%) and Pennsylvania (24%) at December 31, 1995.

         At December 31, 1995, the Trust had undisbursed commitments of $684,000 on partially funded mortgage loans.

         The following table summarizes the Trust's investments in real estate owned at December 31, 1995. At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization values or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of Fresh Start Reporting.

           Type of                   Number           Carrying        Accumulated          Book
          Property                of Properties        Amount        Depreciation          Value
          --------                -------------       --------       ------------          -----
Real Estate Owned                       34              129,769            (481)           129,288
Investments in Partnerships              5               25,879             (83)            25,796
                                       ---             --------         --------         ---------
Total                                   39              155,648            (564)           155,084
                                       ===             ========         ========          ========

NOTE 4.  BORROWINGS

         Mortgage Payable - The Trust has a mortgage loan of $13,953,000 outstanding at December 31, 1995. The contractual interest rate on this loan at December 31, 1995 was 10.75% (Prime + 2%, floor of 8.5%) and the loan matures in December 1996.

         Senior Secured Notes - The Notes are secured obligations (secured by a first priority lien on all of the Trust's collateral) governed by the New Indenture between the Trust and Wilmington Trust Co., as Trustee, dated as of the effective date of the Trust's reorganization (September 29, 1995). Interest on these Notes accrues at 11-1/8% per annum and is payable semi-annually in arrears on each June 30 and December 31. The Trust is not required to make mandatory redemption payments or sinking fund payments other than with respect to Asset Sale Proceeds (as defined in the New Indenture). If at any time the aggregate amount of Asset Sale Proceeds exceeds $10 million, the Trust is required to make an offer to all holders of Notes to purchase the maximum principal amount of Notes that, together with accrued and unpaid interest thereon, may be purchased with 80% of any such Asset Sale Proceeds or 100% of net cash proceeds of Indebtedness (as defined in the New Indenture) incurred as permitted under the New Indenture. The Trust has the option to redeem the Notes, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest. The New Indenture includes affirmative covenants, negative covenants and financial covenants.

         Certain of these covenants pose restrictions on the Trust in the form of: (1) required deposit of all Asset Sale Proceeds into a segregated account; (2) limitation on investments; (3) required grant of a collateral interest in any real estate or promissory notes, underlying mortgage or underlying lease acquired through foreclosure or otherwise;
         (4) restrictions on the ability to incur new debt and (5) payment of dividends except those the Trust deems necessary to preserve its status as a REIT subject to certain limitations as defined in the New Indenture. At December 31, 1995 the Trust was in compliance with all covenants under the New Indenture.

NOTE 5.  SHARE OPTION PLAN

         1995 Share Option Plan

         On October 2, 1995, the Board of Trustees adopted a 1995 Share Option Plan (the "1995 Plan") for trustees, officers, employees and other key persons of the Trust, subject to the approval of the 1995 Plan by the Trust's shareholders at the Trust's 1996 Annual Meeting of Shareholders.

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

                          VALUE PROPERTY TRUST                          FORM 10Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following section includes a discussion and analysis of the results of operation for the quarters ended December 31, 1995 and 1994. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.


         Results of Operations - Quarter Ended December 31, 1995 vs. Quarter Ended December 31, 1994 - Net income for the quarter ended December 31, 1995 was $1,437,000 or $.13 per share compared to a net loss of $5,454,000 for the quarter ended December 31, 1994. December 31, 1994 per share information is not meaningful due to Fresh Start Reporting.

         Rental income increased $958,000 to $6,650,000 in the quarter December 31, 1995 from $5,692,000 for the quarter ended December 31, 1994. In addition to rental income, the Trust received from tenants reimbursement of certain operating expenses totaling $754,000 and $577,000 for the quarters ended December 31, 1995 and 1994, respectively. These increases were primarily due to the addition of real estate foreclosed upon during the year.

         Interest and fee income on mortgage loans decreased $1,199,000 to $1,679,000 for the quarter ended December 31, 1995 compared to $2,878,000 for the quarter ended December 31, 1994. This decrease was due primarily to approximately $49,000,000 in carrying value of mortgage loans foreclosed upon during the year and approximately $14,200,000 in mortgage loan repayments.

         Interest on short-term investments was $304,000 in the first quarter of 1996 compared to $822,000 in the first quarter of 1995. The decline was due to the reduction in cash balances as a result of the $25 million advance towards the minimum payment made on April 11, 1995 required to implement the 1995 Restructuring and an additional $46 million payment made on September 29, 1995.

         Interest expense decreased $5,994,000 to $3,565,000 for the current quarter compared to $9,559,000 for the quarter ended December 31, 1994. This decrease was due primarily to the cancellation of indebtedness that occurred at the end of the fourth quarter of fiscal 1995.

         Depreciation and amortization on rental properties decreased $1,140,000 to $564,000 for the quarter ended December 31, 1995 from $1,704,000 for the quarter ended December 31, 1994, primarily as a result of Fresh Start Reporting. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets.

         Operating expenses on rental properties increased $406,000 to $3,706,000 for the quarter ended December 31, 1995 from $2,670,000 for the quarter ended December 31, 1994. This increase was primarily due to the addition of real estate foreclosed upon during the year.

         Administrative expenses decreased $400,000 to $753,000 for the quarter ended December 31, 1995 compared to $1,153,000 for the quarter ended December 31, 1994. This decrease was due to a reduction in staffing levels and reduced insurance premiums.

         The 1995 Restructuring was completed in the fourth quarter of fiscal 1995. Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $370,000 for the quarter ended December 31, 1994. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.

         Liquidity and Capital Resources - Prior to its restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, the Trust should no longer have the liquidity problems that it faced in the previous years. Funds from operations should be sufficient to meet minimum debt service requirements. In the near term, capital expenditure needs will be met through liquidation of existing assets and the cash available at December 31, 1995. However, the Trust's present liquidity, funds from operations and ability to liquidate existing assets to meet its obligation can be adversely impacted by a negative change in the economy, particularly as those changes may relate to real estate assets. The Trust may, in the future, seek to raise additional capital through the issuance of equity securities and/or the incurring of additional indebtedness for the purpose of meeting additional capital expenditures or retiring or refinancing the Notes.

         The New Indenture restricts the payment of dividends, other than dividend payments that the Trust deems necessary to preserve its status as a REIT, unless the Consolidated Net Worth (as defined in the New Indenture) of the Trust is at least $50 million; provided, however, that the Trust may not make any dividend payment if a Default or Event of Default (as defined in the New Indenture) has occurred and is continuing. Under the Code, the Trust must distribute 95% of its "REIT taxable income" to its shareholders to continue to qualify as a REIT.

         Taxable income required to be distributed will be less than taxable income for financial reporting purposes under generally accepted accounting principles due to differences related to depreciation, utilization of NOL carryforward (subject to the Code Section 382 limitations) and timing differences related to bad debt deductions.

                          FORM 10Q                          Value Property Trust

PART II: Other Information

Item 1.  Legal Proceedings

         A third party has alleged the existence of a purchase contract with respect to one of the Trust's properties which the Trust disputes. This dispute has lead to litigation, but the Trust believes that this litigation will not have a material effect on earnings or business prospects of the Trust.

Item 5.  Other Information

         1. Consistent with the Trust's plan to evaluate each of its assets and to assess its mortgage loan portfolio, management has recently completed a thorough review of the Trust's mortgage loan portfolio. Following this review, the Trustees concluded that a bulk sale of the mortgage loan portfolio would be the most efficient method to maximize the overall return to shareholders.

         The factors influencing the decision were: 1) a stable to slightly declining interest rate environment; 2) the continuing moderate level of inflation; 3) stable to slightly increasing real estate values in a growing number of markets; and 4) the increased likelihood that a number of existing borrowers may refinance their loans with other lenders. These factors, taken together, provided the basis under which management concluded that a bulk sale transaction would enhance the overall value of the mortgage portfolio.

         In light of the decision to conduct a bulk sale of approximately $47,000,000 of mortgage loans, the Trust has engaged a broker with extensive experience in coordinating, conducting and marketing these transactions. Although significant interest is anticipated, there can be no assurance that a sale will ultimately occur. If a bulk sale were not to occur management will re-examine the mortgage loan portfolio loan-by-loan relative to retention or sale on an individual basis. Under either scenario, when the Asset Sale Proceeds from such mortgage loan sales exceeds $10 million, the Trust is required under the New Indenture to make an offer to purchase the Notes as described more fully in the Notes to the Financial Statements - Note 4. Borrowings. Any net proceeds available after such offer would be available to the Trust, and could be used for one or more purposes, including without limitation: 1) investment and general Trust purposes; 2) repayment of existing debt; 3) an odd lot and/or share repurchase program; and 4) cash distribution to shareholders.

         2. At December 31, 1995 the Trust had borrowings consisting of a mortgage payable in the amount of $13,953,000 and Notes in an aggregate principal amount of $109,975,000. The interest rate on these borrowings were Prime plus 2% and 11-1/8%, respectively, with maturity dates of December 1996 and September 2002, respectively. It is the Trust's intention, given existing market conditions and prevailing interest rates, to explore the feasibility of refinancing all or a portion of its existing debt. Indications of interest have been received from numerous funding sources which lead the Trust to conclude that a significant reduction in its overall funding cost can, under certain conditions, be achieved. The Trust has received a letter of intent with respect to a refinancing transaction. However, although there is a general agreement in principal as to the terms and conditions of the proposed refinancing, a number of important issues have not been resolved. The proposed refinancing would be subject to numerous terms and conditions not yet fully negotiated, including among other things negotiation and execution of definitive documentation and completion of satisfactory due diligence.

         3. THE LIQUIDITY AND CAPITAL RESOURCES SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THIS PART II MAY CONTAIN FORWARD-LOOKING STATEMENTS. IN EACH CASE THERE MAY EXIST FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. THESE FACTORS INCLUDE THOSE SET FORTH UNDER THE RELEVANT CAPTIONS IN THE REFERENCED SECTIONS OF THE 10-Q.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Value Property Trust




/s/George R. Zoffinger
---------------------------------------
George R. Zoffinger
President and Chief Executive Officer




/s/Robert T. English
---------------------------------------
Robert T. English
Chief Financial Officer



DATE:   February 14, 1996