Form 10-Q
period 1996-03-31
VALUE PROPERTY TRUST
filed 1996-05-15
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to __________


Commission File Number 1-6613


                              VALUE PROPERTY TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                          23-1862664
- - -------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)

     120 Albany Street, 8th Floor
      New Brunswick, New Jersey                             08901-2163
- - ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (908) 296-3080

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

                           Yes [ X ]    No [   ]

Number of Common Shares Outstanding at May 1, 1996:  11,226,310

                              VALUE PROPERTY TRUST

                                      INDEX


Part I:    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Balance Sheet at March 31, 1996 (Unaudited) and
                           September 30, 1995

                     Statement of Operations for the Three and Six Months
                           Ended March 31, 1996 and 1995 (Unaudited)

                     Statement of Cash Flows for the Six Months Ended
                           March 31, 1996 and 1995 (Unaudited)

                     Statement of Shareholders' Equity for the Six Months
                           Ended March 31, 1996 (Unaudited)

                     Notes to the Financial Statements

           Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations




Part II:   OTHER INFORMATION

           Item 1.   Legal Proceedings

           Item 4.   Submission of Matters to a Vote of Security Holders

           Item 5.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K

                     Signatures

                          VALUE PROPERTY TRUST                          FORM 10Q

Part I:    Financial Information

Item 1.    Financial Statements:

- - ---------------------------------------------------------------------------------------
BALANCE SHEET
(In Thousands)
- - ---------------------------------------------------------------------------------------

                                                               March 31,  September 30,
                                                                 1996        1995
                                                               --------   --------
                                                              (Unaudited)
ASSETS

Assets Held for Sale:
   Mortgage loans ..........................................   $   --     $ 21,966
   Investments in partnerships .............................      5,329      5,220
   Real estate owned .......................................     43,148     42,059
                                                               --------   --------
         Total assets held for sale ........................     48,477     69,245
                                                                 ======     ======

Assets Held for Investment:
   Mortgage loans ..........................................        860     35,013
   Investments in partnerships .............................     20,508     20,648
   Real estate owned .......................................     81,536     81,581
   Notes receivable ........................................       --          633
                                                               --------   --------
         Total assets held for investment ..................    102,904    137,875
                                                               --------   --------
         Total invested assets .............................    151,381    207,120

Cash and cash equivalents ..................................     75,653      9,977
Restricted cash ............................................      1,199      6,791
Interest receivable and other assets .......................      3,486      8,441
                                                               --------   --------
         Total assets ......................................   $231,719   $232,329
                                                               ========   ========
(Continued)

- - ---------------------------------------------------------------------------------------
BALANCE SHEET -- Continued
(In Thousands)
- - ---------------------------------------------------------------------------------------

                                                               March 31,  September 30,
                                                                 1996        1995
                                                               --------   --------
                                                              (Unaudited)
LIABILITIES

Senior secured notes (due 2002) ............................   $109,975   $109,975
Mortgage payable ...........................................     13,897     17,535
Accounts payable and accrued expenses ......................      1,827      4,745
Interest payable ...........................................      3,059       --
                                                               --------   --------
         Total liabilities .................................    128,758    132,255
                                                               --------   --------
SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares authorized,
   none issued .............................................       --         --
Common shares, $1 par value: 20,000,000 shares authorized,
   11,226,310 and 11,226,215 shares issued and outstanding .     11,226     11,226
Additional paid-in capital .................................     88,848     88,848
Retained earnings ..........................................      2,887       --
                                                               --------   --------
         Total shareholders' equity ........................    102,961    100,074
                                                               --------   --------

         Total liabilities and shareholders' equity ........   $231,719   $232,329
                                                               ========   ========

               See accompanying Notes to the Financial Statements.

                          VALUE PROPERTY TRUST                          FORM 10Q

- - ---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)
- - ---------------------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended                       Six Months Ended
                                                              March 31,                                March 31,
                                                    ------------------------------         --------------------------------
                                                        1996      |      1995                  1996       |       1995
                                                    ------------- |  -------------         -------------  |   -------------
                                                       (Post-     |      (Pre-                (Post-      |       (Pre-
                                                    Confirmation) |  Confirmation)         Confirmation)  |   Confirmation)
Income:                                                           |                                       |
   Income on rental properties:                                   |                                       |
       Rental income...........................      $    6,764   |    $   5,824            $   13,324    |    $   11,516
       Operating expense reimbursements........             853   |          590                 1,696    |         1,167
   Interest and fee income on mortgage loans...           1,356   |        2,303                 3,035    |         5,181
   Interest on short-term investments..........             462   |        1,042                   767    |         1,864
   Other.......................................               3   |           14                    11    |            47
                                                     ----------   |    ---------            ----------    |    ----------
       Total income............................           9,438   |        9,773                18,833    |        19,775
                                                                  |                                       |
Expenses:                                                         |                                       |
   Interest....................................           3,420   |       10,273                 6,985    |        19,832
   Expenses of rental properties:                                 |                                       |
       Depreciation and amortization...........             630   |        1,782                 1,195    |         3,486
       Operating...............................           3,051   |        2,801                 6,126    |         5,471
   Administrative..............................             887   |        1,045                 1,640    |         2,198
   Provision for losses on mortgage loans                         |                                       |
        and related investments................              --   |        3,000                    --    |         3,000
                                                     ----------   |    ---------            ----------    |    ----------
       Total expense...........................           7,988   |       18,901                15,946    |        33,987
                                                                  |                                       |
Income (loss) from operations before                              |                                       |
   reorganization expenses.....................           1,450   |       (9,128)                2,887    |       (14,212)
Reorganization expenses........................              --   |        1,135                    --    |         1,505
                                                     ----------   |    ---------            ----------    |    ----------
Net income (loss)..............................      $    1,450   |    $ (10,263)           $    2,887    |    $  (15,717)
                                                     ==========   |    =========            ==========    |    ==========
                                                                  |                                       |
Per share:                                                        |                                       |
                                                                  |                                       |
Net income ....................................      $      .13   |    $       *            $      .26    |    $       *
                                                     ==========   |    =========            ==========    |    ==========
                                                                  |                                       |
Weighted average number of common                                 |                                       |
   shares outstanding..........................          11,226   |       11,226                11,226    |        11,226
                                                     ==========   |    =========            ==========    |    ==========


*Per share information is not meaningful due to adoption of Fresh Start Reporting.

               See accompanying Notes to the Financial Statements.

                              VALUE PROPERTY TRUST                      FORM 10Q

- - ---------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
- - ---------------------------------------------------------------------------------------------------
                                                                      Six Months Ended March 31,
                                                                    ------------------------------
                                                                        1996              1995
                                                                       (Post-             (Pre-
                                                                    Confirmation)     Confirmation)
                                                                    -------------  |  -------------
Cash flows from operating activities:                                              |
     Net income (loss) ........................................        $  2,887    |    $(15,717)
     Adjustments to reconcile net income (loss) to net                             |
         cash provided by operating activities:                                    |
              Deprecation and amortization on real estate .....           1,195    |       3,486
              Decrease in payables and accrued expenses .......          (2,918)   |        (335)
              Increase in interest payable ....................           3,059    |      18,756
              Decrease in receivables and other assets ........           4,955    |       1,126
              Provision for losses ............................            --      |       3,000
              Recoveries of charge offs to allowance for losses            --      |         116
                                                                       --------    |    --------
     Total adjustments ........................................           6,291    |      26,149
                                                                       --------    |    --------
Net cash provided by operating activities .....................           9,178    |      10,432
                                                                       --------    |    --------
Cash flows from investing activities:                                              |
     Investment in real estate:                                                    |
         Real estate equities .................................           2,393    |      (7,538)
         Advances on mortgage loans ...........................             (73)   |         (97)
         Partnerships .........................................            (139)   |      (1,849)
     Principal repayments on mortgage loans ...................             244    |       8,392
     Sale of real estate ......................................             658    |       3,350
     Sale of mortgage loans and notes receivable ..............          51,123    |        --
     Principal repayments on notes receivable .................             338    |         118
                                                                       --------    |    --------
Net cash provided by investing activities .....................          54,544    |       2,376
                                                                       --------    |    --------
Cash flows from financing activities:                                              |
     Decrease in mortgage payable .............................          (3,638)   |        --
     Decrease in restricted cash ..............................           5,592    |        --
                                                                       --------    |    --------
Net cash provided by financing activities .....................           1,954    |        --
                                                                       --------    |    --------
                                                                                   |
Net increase in cash and cash equivalents .....................          65,676    |      12,808
Cash and cash equivalents at beginning of period ..............           9,977    |      60,332
                                                                       --------    |    --------
                                                                                   |
Cash and cash equivalents at end of period ....................        $ 75,653    |    $ 73,140
                                                                       ========    |    ========
                                                                                   |
(Continued)

                         VALUE PROPERTY TRUST                           FORM 10Q
- - ---------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (Unaudited) -- Continued
(In Thousands)
- - ---------------------------------------------------------------------------------------------------
                                                                      Six Months Ended March 31,
                                                                    ------------------------------
                                                                        1996              1995
                                                                       (Post-             (Pre-
                                                                    Confirmation)     Confirmation)
                                                                    -------------  |  -------------
Supplemental schedule of non-cash investment and                                   |
     financing activities:                                                         |
         Charge offs against allowance for losses .............        $   --      |    $  5,515
                                                                       ========    |    ========
                                                                                   |
         Transfer of mortgage loans to real estate and                             |
              investment in partnerships held for investment ..        $  5,120    |    $ 33,502
                                                                       ========    |    ========

                                       See accompanying Notes to the Financial Statements.

                         VALUE PROPERTY TRUST                           FORM 10Q

- - -------------------------------------------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(In Thousands)
- - -------------------------------------------------------------------------------------------------------------------

For the Six Months Ended March 31, 1996


                                                                      Additional                            Total
                                             Common Shares              Paid-In           Retained        Shareholders'
                                         Shares         Amount          Capital           Earnings          Equity
                                         ------         ------          -------           --------          ------
Balance at September 30, 1995..........   11,226     $    11,226       $    88,848      $        --       $   100,074

Net income.............................       --              --                --            2,887             2,887
                                          ------     -----------       -----------      -----------       -----------

Balance at March 31, 1996..............   11,226     $    11,226       $    88,848      $     2,887       $   102,961
                                          ======     ===========       ===========      ===========       ===========



                                    See accompanying Notes to the Financial Statements.

                          VALUE PROPERTY TRUST FORM 10Q


                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.           BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION

                  In connection with its emergence from the Chapter 11 proceeding (the "1995 Restructuring"), the Trust implemented Fresh Start Reporting as of September 30, 1995, as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Fresh Start Reporting was required because (1) the reorganization value of the Trust's assets immediately before the date of confirmation was less than the total of all post-petition liabilities, (2) there was more than a 50% change in the ownership of the Trust, and (3) there was a permanent and substantive loss of control by existing shareholders. As a result, all assets and liabilities were restated to reflect their respective reorganization values or fair value. The March 31, 1996 income statement and cash flow statement amounts have been segregated by a black line in order to signify that the fiscal 1996 income statement and cash flow statement are that of a new reporting entity and has been prepared on a basis not comparable to the pre- confirmation income statement and cash flow statement.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
                  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates relate to the carrying value of the assets held for sale and the estimated useful lives of assets held for investment. Actual results could differ from those estimates.

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

                  Allowance for Losses - With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for loan losses was reset to zero. Further provisions for losses on mortgage loans and related investments in accordance with Statement of Position 75-2, "Accounting Practices of Real Estate Investment Trusts" may be necessary if there is deterioration in real estate markets, or there is a significant increase in the Trust's cost of capital.

                  Net Income Per Share - Net income per share is computed using the weighted average common shares outstanding during the three months and six months ended March 31, 1996. Per share information is not disclosed for any period ending prior to October 1, 1995 because such information is not meaningful due to the implementation of Fresh Start Reporting on September 30, 1995.

                  Depreciation and Amortization - Real estate owned and held for investment is depreciated using the straight line method over their estimated useful lives.

                  The estimated useful lives are as follows:

                           Buildings                      40 years
                           Equipment                       5 years
                           Tenant Improvement             Term of related lease

                  Real estate owned and held for sale is not depreciated.

                  Cash and Cash Equivalents - Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper and US Treasury Bills) with original maturities not exceeding a term greater than 90 days. Restricted cash of $1,199,000 is restricted as to use under terms of a termination pay plan, and various escrow and lease agreements.

                  Investments in Partnerships - Investments in partnerships represent the Trust's investment in real estate partnerships. The Trust owns a majority percentage interest in these partnerships and receives substantially all the cash flow. The Trust consolidates these partnerships as real estate investments.

                  Real Estate Owned - At September 30, 1995, real estate owned and held for investment are carried at reorganization value and are depreciated using the straight line method over their estimated useful lives.

                  Real estate owned and held for sale are carried at net realizable value which approximate reorganization value. Such assets are not depreciated.

NOTE 3.           MORTGAGE LOANS AND INVESTMENTS IN REAL ESTATE

                  During the second quarter of fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.0 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. The carrying value of the mortgage loans involved in these transactions totaled $50.5 million. The Trust's remaining mortgage loan holdings are currently less than $1.0 million.

                  The following table summarizes the Trust's investments in real estate owned at March 31, 1996. At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization values or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting.

                                 Type of                   Number           Carrying        Accumulated          Book
                                Property                of Properties        Amount        Depreciation          Value
                                --------                -------------        ------        ------------          -----
                      Real Estate Owned                       34              125,710          (1,026)           124,684
                      Investments in Partnerships              5               26,006            (169)            25,837
                                                              --              -------          ------            -------
                      Total                                   39              151,716          (1,195)           150,521
                                                              ==              =======          ======            =======

NOTE 4.           BORROWINGS

                  Mortgage Payable - The Trust had a mortgage loan of $13,897,000 (the "Mortgage Payable") outstanding at March 31, 1996. The contractual interest rate on this loan at March 31, 1996 was 10.25% (Prime + 2%, floor of 8.5%) and the loan would have matured in December 1996. See discussion below with respect to the Trust's prepayment of the Old Notes.

                  Senior Secured Notes - The Old Notes were secured obligations (secured by a first priority lien on all of the Trust's collateral) governed by the Old Indenture between the Trust and Wilmington Trust Co., as Trustee, dated as of the effective date of the Trust's reorganization (September 29, 1995). Interest on the Old Notes accrued at 11-1/8% per annum and was payable semi-annually in arrears on each June 30 and December 31. The Old Indenture included affirmative covenants, negative covenants and financial covenants. At March 31, 1996, the Trust was in compliance with all covenants under the Old Indenture.

                  On  March  28,  1996,  the  Trust  entered  into  a  financing agreement which provided for the issuance of $67 million of new Floating Rate Notes ("Floating Rate Notes"), which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999.

                  The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account (as defined in the New Indenture) maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a debt service reserve account before any monies are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, one of the twenty-four properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any monies are released to the Trust. The New Indenture includes affirmative covenants and negative covenants.

                  The proceeds received from the Floating Rate Notes, together with approximately $57 million of cash on hand, were used to prepay the Trust's Old Notes and Mortgage Payable. The face amount outstanding of the Old Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Old Notes and Mortgage Payable were repaid in full on April 30, 1996.

                  On April 24, 1996, effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Swap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Swap.

NOTE 5.           SHARE OPTION PLAN

                  1995 Share Option Plan

                  On October 2, 1995, the Board of Trustees adopted a 1995 Share Option Plan (the "1995 Plan") for trustees, officers, employees and other key persons of the Trust. On February 15, 1996, the Trust's shareholders approved the adoption of the 1995 Plan at the Trust's 1996 Annual Meeting of Shareholders.

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

                  The 1995 Plan provides for the grant of incentive stock options ("Incentive Options") which qualify under Section 422 of the Code and nonqualified stock options ("non- Qualified Options"). Holders of options also receive dividend equivalent rights. Under the 1995 Plan, 839,000 options were granted with an exercise price ranging from $10.00 to $10.625 per share during the first six months of fiscal 1996. The options expire four years from the date of grant.

                              VALUE PROPERTY TRUST                      FORM 10Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following section includes a discussion and analysis of the results of operation for the six months ended and three months ended March 31, 1996 and 1995. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

         Results of Operations - Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995 - Net income for the six months ended March 31, 1996 was $2,887,000 or $.26 per share compared to a net loss of $15,717,000 for the six months ended March 31, 1995. Per share information for periods prior to October 1, 1995 is not meaningful due to the adoption of Fresh Start Reporting.

         Rental income increased $1,808,000 to $13,324,000 in the six months ended March 31, 1996 from $11,516,000 for the six months ended March 31, 1995. In addition to rental income, the Trust received from tenants reimbursement of certain operating expenses totaling $1,696,000 and $1,167,000 for the six months ended March 31, 1996 and 1995, respectively. These increases were primarily due to the addition of real estate foreclosed upon during the year.

         Interest and fee income on mortgage loans decreased $2,146,000 to $3,035,000 for the six months ended March 31, 1996 compared to $5,181,000 for the six months ended March 31, 1995. This decrease was due primarily to approximately $49,800,000 in carrying value of mortgage loans foreclosed upon during the year and approximately $20,900,000 in mortgage loan repayments. Because of the sale of substantially all of the Trust's mortgage loan portfolio in March 1996, interest income is expected to be substantially reduced in the future. The Trust earned 12 days of interest in March 1996 as a result of the timing of the bulk sale. The Trust's remaining mortgage loan portfolio is currently less than $1.0 million.

         Interest on short-term investments was $767,000 in the six months ended March 31, 1996 compared to $1,864,000 in the six months ended March 31, 1995. The decline was due to the reduction in cash balances as a result of the $25 million payment made on April 11, 1995 required to implement the 1995 Restructuring and an additional $46 million payment made on September 29, 1995. Prior to these payments, the Trust was accumulating cash and since September 30, 1993, had not made any payments of interest or principal on its indebtedness. Partially offsetting this decline was interest earned on the cash proceeds of $55.0 million received as a result of the Trust's disposition of substantially all of its mortgage loan portfolio in March 1996.

         Interest expense decreased $12,847,000 to $6,985,000 for the six months ended March 31, 1996 compared to $19,832,000 for the six months ended March 31, 1995. The decrease was due to the reduction of the Trust's outstanding senior secured indebtedness from $290,000,000 for the majority of fiscal 1995 to $109,975,000 in fiscal 1996 as a result of the 1995 Restructuring, which occurred at the end of the fourth quarter of fiscal 1995. Another factor contributing to the decrease was the principal reduction in the first quarter of fiscal 1996 of $3.5 million on the Mortgage Payable.

         Depreciation and amortization on rental properties decreased $2,291,000 to $1,195,000 for the six months ended March 31, 1996 from $3,486,000 for the six months ended March 31, 1995, primarily as a result of the adoption of Fresh Start Reporting. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories:
         Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. Real estate owned and held for sale is not depreciated.

         Operating expenses increased $655,000 to $6,126,000 for the six months ended March 31, 1996 from $5,471,000 for the six months ended March 31, 1995. This increase was due to the addition of 7 real estate properties foreclosed upon during the year.

         Administrative operating expenses decreased $558,000 to $1,640,000 for the six months ended March 31, 1996 compared to $2,198,000 for the six months ended March 31, 1995. The decrease was due to a reduction in staffing levels, occupancy and insurance premiums, partially offset by an increase in professional fees.

         Provision for losses on mortgage loans and related investments decreased $3,000,000 for the six months ended March 31, 1996 from $3,000,000 recorded in the six months ended March 31, 1995. For the first six months of fiscal 1996, the Trust did not make a provision for losses.

         The 1995 Restructuring was completed in the fourth quarter of fiscal 1995. Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $1,505,000 for the six months ended March 31, 1995. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.


         Results of Operations - Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995 - Net income for the quarter ended March 31, 1996 was $1,450,000 or $.13 per share compared to a net loss of $10,263,000 for the quarter ended March 31, 1995. Per share information for periods prior to October 1, 1995 is not meaningful due to the adoption of Fresh Start Reporting.

         Rental income increased $940,000 to $6,764,000 in the quarter ended March 31, 1996 from $5,824,000 for the quarter ended March 31, 1995. In addition to rental income, the Trust received from tenants reimbursement of certain operating expenses totaling $853,000 and $590,000 for the quarters ended March 31, 1996 and 1995 respectively. These increases were primarily due to the addition of real estate foreclosed upon during the year.

         Interest and fee income on mortgage loans decreased $947,000 to $1,356,000 for the quarter ended March 31, 1996 compared to $2,303,000 for the quarter ended March 31, 1995. This decrease was due primarily to approximately $49,800,000 in carrying value of mortgage loans foreclosed upon during the year and approximately $20,900,000 in mortgage loan repayments. Because of the sale of substantially all of the Trust's mortgage loan portfolio in March 1996, interest income is expected to be substantially reduced in the future. The Trust earned 12 days of interest in March 1996 as a result of the timing of the bulk sale. The Trust's remaining mortgage loan portfolio is currently less than $1.0 million.

         Interest on short-term investments was $462,000 in the second quarter of fiscal 1996 compared to $1,042,000 in the second quarter of fiscal 1995. The decline was due to the reduction in cash balances as a result of the $25 million payment made on April 11, 1995 required to implement the 1995 Restructuring and an additional $46 million payment made on September 29, 1995. Prior to these payments, the Trust was accumulating cash and since September 30, 1993, had not made any payments of interest or principal on its indebtedness. Partially offsetting the decline was interest earned on cash proceeds of $55.0 million received as a result of the Trust's disposition of substantially all of its mortgage loan portfolio in March 1996.

         Interest expense decreased $6,853,000 to $3,420,000 for the current quarter compared to $10,273,000 for the quarter ended March 31, 1995. The decrease was due to the reduction of the outstanding senior secured indebtedness from $290,000,000 for the majority of fiscal 1995 to $109,975,000 in fiscal 1996 as a result of the 1995 Restructuring, which occurred at the end of the fourth quarter of fiscal 1995. Another factor contributing to the decrease was the principal reduction in the first quarter of fiscal 1996 of $3.5 million on the Mortgage Payable.

         Depreciation and amortization on rental properties decreased $1,152,000 to $630,000 for the quarter ended March 31, 1996 from $1,782,000 for the quarter ended March 31, 1995, primarily as a result of the adoption of Fresh Start Reporting. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets.

         Operating expenses increased $250,000 to $3,051,000 for the quarter ended March 31, 1996 from $2,801,000 for the quarter ended March 31, 1995. This increase was primarily due to the addition of 7 real estate properties foreclosed upon during the year.

         Administrative operating expenses decreased $158,000 to $887,000 for the quarter ended March 31, 1996 compared to $1,045,000 for the quarter ended March 31, 1995. This decrease was due to a reduction in staffing levels, occupancy and insurance premiums, partially offset by an increase in professional fees.

         Provision  for  losses  on  mortgage  loans  and  related   investments
         decreased $3,000,000 for the quarter ended March 31, 1996 from $3,000,000 recorded in the quarter ended March 31, 1995. For the quarter ended March 31, 1996, the Trust did not make a provision for losses.

         The 1995 Restructuring was completed in the fourth quarter of fiscal 1995. Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $1,135,000 for the quarter ended March 31, 1995. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.

         Liquidity and Capital Resources - Prior to its restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, the Trust should no longer have the liquidity problems that it faced in the previous years. Management believes the cash flow from operating activities will be sufficient to meet minimum debt service requirements. In the near term, capital expenditure needs will be met through liquidation of existing assets and the cash available at March 31, 1996. However, the Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligations can be adversely impacted by a negative change in the economy, particularly as those changes may relate to real estate assets. The Trust may, in the future, seek to raise additional capital through the issuance of equity securities and/or the incurrance of additional indebtedness for the purpose of meeting additional capital expenditures or retiring or refinancing its indebtedness.

         Taxable income required to be distributed will be less than taxable income for financial reporting purposes under generally accepted accounting principles due to differences related to depreciation, utilization of NOL carryforward (subject to the Code Section 382 limitations) and timing differences related to bad debt deductions.

         On March 28, 1996, the Trust entered into a financing agreement which provides for the issuance of $67 million of the new Floating Rate Notes, which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999.

         The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account (as defined in the New Indenture) maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a debt service reserve account before any monies are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the twenty-four properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any monies are released to the Trust. The New Indenture includes affirmative covenants and negative covenants.

         The proceeds received from the Floating Rate Notes, together with approximately $57 million of cash on hand, were used to prepay the Trust's Old Notes and Mortgage Payable. The face amount outstanding of the Old Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Old Notes were repaid in full on April 30, 1996.

         On April 24, 1996, effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Swap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Swap.

PART II:          Other Information

Item 1.           Legal Proceedings

                  A third party has alleged the existence of a purchase contract with respect to one of the Trust's properties which the Trust disputes. This dispute has lead to litigation. However, the Trust believes that this litigation, when resolved, will not have a material adverse effect on the business, financial condition or results of operations of the Trust.


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Trust held its Annual Meeting of Shareholders on Thursday, February 15, 1996. The shareholders approved the following proposals as set forth in the Trust's 1996 Annual Proxy
                  Statement:

                  Proposal 1 - Adoption of voting rights of certain of the Trust's common shares that may have been precluded from voting under the Maryland General Corporation Law.

                           Votes For....................2,277,491
                           Votes Against................   21,380
                           Abstentions..................   13,779

                  Proposal 2 - Election of seven (7) Trustees to serve until the next Annual Meeting of Shareholders and until their successors have been duly elected and qualified.

                           Trustee                                                         For           Abstentions
                           -------                                                         ---           -----------
                           Jeffrey A. Altman....................................        2,670,955            14,888
                           Carl A. Mayer, Jr....................................        2,672,030            13,813
                           Martin Bernstein.....................................        2,672,022            13,821
                           John B. Levy.........................................        2,672,022            13,821
                           Richard B. Jennings..................................        2,672,065            13,778
                           Richard S. Frary.....................................        2,672,065            13,778
                           George R. Zoffinger..................................        2,672,065            13,778

                  Proposal 3 - Adoption of the 1995 Share Option Plan which provides for the grant of options to purchase up to 870,000 shares of common stock to be issued to the Trustees, officers, employees and other key persons of the Trust and its subsidiaries.

                           Votes For.......................2,285,393
                           Votes Against...................   22,854
                           Abstentions.....................    4,403

Item 5.           Other Information

                  1. On March 28, 1996, the Trust entered into a financing agreement which provides for the issuance of $67 million of the new Floating Rate Notes, which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999. The New Indenture generally requires that, on a monthly basis, the Trust deposit into a trapped funds account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the trapped funds account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a debt service reserve account before any monies are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, one of the twenty-four properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any monies are released to the Trust. The New Indenture includes affirmative covenants and negative covenants.

                  The proceeds received from the Floating Rate Notes, together with approximately $57 million of cash on hand, were used to prepay the Trust's Old Notes and Mortgage Payable. The face amount outstanding of the Old Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Old Notes were repaid, in full on April 30, 1996.

                  On April 24, 1996, effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Swap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Swap.

                  2. THE LIQUIDITY AND CAPITAL RESOURCES SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THIS PART II MAY CONTAIN FORWARD-LOOKING STATEMENTS. IN EACH CASE THERE MAY EXIST FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. THESE FACTORS INCLUDE THOSE SET FORTH UNDER THE RELEVANT CAPTIONS IN THE REFERENCED SECTIONS OF THE 10-Q.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number                                      Description
         ------                                      -----------

         10.1 Note Purchase Agreement with respect to the Floating Rate Senior Secured Notes due 1999 between BlackRock Capital Finance L.P. and Value Property Trust dated March 28, 1996.

(b)      Reports on Form 8-K

                  The Trust filed a Current Report on Form 8-K dated February 15, 1996 under Item 5 of Form 8-K regarding the actions taken at the Trust's Annual Shareholders Meeting and reported the Trust's unaudited operating results for the first quarter ended December 31, 1995.

                  The Trust filed a Current Report on Form 8-K dated March 14, 1996 under Item 2 and Item 5 of Form 8-K regarding the Trust's disposition of substantially all of its mortgage loan portfolio, the execution of the financing agreement with respect to the Floating Rate Notes, and the Trust's issuance of the notice to the Indenture Trustee for the Senior Secured Notes, directing it to call 100% of the outstanding Senior Secured Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Value Property Trust





                                        /s/ George R. Zoffinger
                                        --------------------------------------
                                        George R. Zoffinger
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




                                        /s/ Robert T. English
                                        --------------------------------------
                                        Robert T. English
                                        Chief Financial Officer
                                        (Principal Financial Officer)


DATE: May 15, 1996