Form 10-Q
period 1996-06-30
VALUE PROPERTY TRUST
filed 1996-08-14
CIK 79259

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


Commission File Number 1-6613


                              VALUE PROPERTY TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                          23-1862664
- -------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)

     120 Albany Street, 8th Floor
      New Brunswick, New Jersey                             08901-2163
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (908) 296-3080

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

                           Yes [ X ]    No [   ]

Number of Common Shares Outstanding at August 1, 1996:  11,226,310

                              VALUE PROPERTY TRUST

                                      INDEX






Part I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet at June 30, 1996 (Unaudited) and
                         September 30, 1995

                   Statement of Operations for the Three and Nine Months
                         Ended June 30, 1996 and 1995 (Unaudited)

                   Statement of Cash Flows for the Nine Months Ended
                         June 30, 1996 and 1995 (Unaudited)

                   Statement of Shareholders' Equity for the Nine Months
                         Ended June 30, 1996 (Unaudited)

                   Notes to the Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations




Part II: OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

                   Signatures

VALUE PROPERTY TRUST                                                    FORM 10Q

Part I:    Financial Information

Item 1.    Financial Statements:

- -----------------------------------------------------------------------------------------------------
BALANCE SHEET
(In Thousands)
- -----------------------------------------------------------------------------------------------------

                                                                      June 30,          September 30,
                                                                        1996                1995
                                                                      --------          -------------
                                                                     (Unaudited)
                                              ASSETS

Assets Held for Sale:
   Mortgage loans ..........................................          $   --              $ 21,966
   Investments in partnerships .............................            10,036               5,220
   Real estate owned .......................................            46,209              42,059
                                                                      --------            --------
         Total assets held for sale ........................            56,245              69,245
                                                                      --------            --------

Assets Held for Investment:
   Mortgage loans ..........................................               790              35,013
   Investments in partnerships .............................            15,730              20,648
   Real estate owned .......................................            64,805              81,581
   Notes receivable ........................................              --                   633
                                                                      --------            --------
         Total assets held for investment ..................            81,325             137,875
                                                                      --------            --------

         Total invested assets .............................           137,570             207,120

Cash and cash equivalents ..................................            21,577               9,977
Restricted cash ............................................            10,034               6,791
Interest receivable and other assets .......................             5,380               8,441
                                                                      --------            --------
         Total assets ......................................          $174,561            $232,329
                                                                      ========            ========

                                           LIABILITIES

Senior notes (due 1999) ....................................          $ 67,379            $   --
Senior notes (due 2002) ....................................              --               109,975
Mortgage payable ...........................................              --                17,535
Accounts payable and accrued expenses ......................             1,848               4,745
Interest payable ...........................................               357                --
                                                                      --------            --------
         Total liabilities .................................            69,584             132,255
                                                                      --------            --------
(Continued)

- -----------------------------------------------------------------------------------------------------
BALANCE SHEET
(In Thousands)
- -----------------------------------------------------------------------------------------------------
(Continued)
                                                                      June 30,          September 30,
                                                                        1996                1995
                                                                      --------          -------------
                                                                     (Unaudited)

                                       SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares authorized,
   none issued .............................................              --                  --
Common shares, $1 par value: 20,000,000 shares authorized,
   11,226,310 and 11,226,215 shares issued and outstanding .            11,226              11,226
Additional paid-in capital .................................            88,848              88,848
Retained earnings ..........................................             4,903                --
                                                                      --------            --------
         Total shareholders' equity ........................           104,977             100,074
                                                                      --------            --------

         Total liabilities and shareholders' equity ........          $174,561            $232,329
                                                                      ========            ========

See accompanying Notes to the Financial Statements.

VALUE PROPERTY TRUST                                                    FORM 10Q

- -------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)
- -------------------------------------------------------------------------------------------------------------------------------


                                                               Three Months Ended                    Nine Months Ended
                                                                   June 30,                               June 30,
                                                          ---------------------------            ---------------------------
                                                            1996       |       1995                1996       |       1995
                                                          --------     |     --------            --------     |     --------
                                                           (Post-      |       (Pre-              (Post-      |       (Pre-
                                                       Confirmation)   |   Confirmation)       Confirmation)  |   Confirmation)
Income:                                                                |                                      |
   Income on rental properties:                                        |                                      |
       Rental income .................................    $  6,793     |      $  6,328            $ 20,117    |      $ 17,844
       Operating expense reimbursements ..............         985     |           643               2,681    |         1,810
   Interest and fee income on mortgage loans .........         135     |         2,200               3,170    |         7,381
   Interest on short-term investments ................         543     |           818               1,310    |         2,682
   Other .............................................           6     |            50                  17    |            97
                                                          --------     |      --------            --------    |      --------
       Total income ..................................       8,462     |        10,039              27,295    |        29,814
                                                                       |                                      |
Expenses:                                                              |                                      |
   Interest ..........................................       2,064     |        10,378               9,049    |        30,210
   Expenses of rental properties:                                      |                                      |
       Depreciation and amortization .................         585     |         1,914               1,780    |         5,400
       Operating .....................................       2,978     |         2,942               9,104    |         8,413
   Administrative ....................................         819     |         1,068               2,459    |         3,266
   Provision for losses on mortgage loans                              |                                      |
        and related investments ......................        --       |          --                  --      |         3,000
                                                          --------     |      --------            --------    |      --------
       Total expense .................................       6,446     |        16,302              22,392    |        50,289
                                                                       |                                      |
Income (loss) from operations before                                   |                                      |
   reorganization expenses ...........................       2,016     |        (6,263)              4,903    |       (20,475)
Reorganization expenses ..............................        --       |         1,063                --      |         2,568
                                                          --------     |      --------            --------    |      --------
Net income (loss) ....................................    $  2,016     |      $ (7,326)           $  4,903    |      $(23,043)
                                                          ========     |      ========            ========    |      ========
                                                                       |                                      |
Per share:                                                             |                                      |
                                                                       |                                      |
Net income ...........................................    $    .18     |      $      *            $    .44    |      $      *
                                                          ========     |      ========            ========    |      ========
                                                                       |                                      |
Weighted average number of common                                      |                                      |
   shares outstanding ................................      11,226     |        11,226              11,226    |        11,226
                                                          ========     |      ========            ========    |      ========
                                                                       |                                      |

* Per share information is not meaningful due to adoption of Fresh Start Reporting.

See accompanying Notes to the Financial Statements.

VALUE PROPERTY TRUST                                                    FORM 10Q

- ------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
- ------------------------------------------------------------------------------------------------------

                                                                             Nine Months Ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                          1996       |       1995
                                                                        ---------    |    ---------
                                                                         (Post-      |       (Pre-
                                                                      Confirmation)  |   Confirmation)
Cash flows from operating activities:                                                |
     Net income (loss) .........................................        $   4,903    |    $ (23,043)
     Adjustments to reconcile net income (loss) to net                               |
         cash provided by operating activities:                                      |
              Depreciation and amortization on real estate .....            1,780    |        5,400
              Decrease in payables and accrued expenses ........           (2,897)   |         (195)
              Increase in interest payable .....................              357    |        3,604
              Decrease in receivables and other assets .........            3,061    |        1,082
              Provision for losses .............................             --      |        3,000
              Recoveries of charge offs to allowance for losses              --      |          317
                                                                        ---------    |    ---------
     Total adjustments .........................................            2,301    |       13,208
                                                                        ---------    |    ---------
Net cash provided by (used in) operating activities ............            7,204    |       (9,835)
                                                                        ---------    |    ---------
                                                                                     |
Cash flows from investing activities: Investment in real estate:                     |
         Real estate ...........................................           (3,403)   |       (9,324)
         Advances on mortgage loans ............................              (73)   |         (854)
         Partnerships ..........................................             (145)   |       (1,939)
     Principal repayments on mortgage loans ....................            2,357    |        8,514
     Sale of real estate .......................................           14,677    |        3,350
     Sale of mortgage loans and notes receivable ...............           53,991    |         --
     Principal repayments on notes receivable ..................              366    |          172
                                                                        ---------    |    ---------
Net cash provided by (used in) investing activities ............           67,770    |          (81)
                                                                        ---------    |    ---------
                                                                                     |
Cash flows from financing activities:                                                |
     Payment of mortgage payable ...............................          (17,535)   |         --
     Payment of senior notes (due 2002).........................         (109,975)   |          (28)
     Borrowing of senior notes (due 1999).......................           67,379    |         --
     Increase in restricted cash ...............................           (3,243)   |         --
                                                                        ---------    |    ---------
Net cash used in financing activities ..........................          (63,374)   |          (28)
                                                                        ---------    |    ---------
                                                                                     |
(Continued)

- ------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
- ------------------------------------------------------------------------------------------------------
(Continued)
                                                                             Nine Months Ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                          1996       |       1995
                                                                        ---------    |    ---------
                                                                         (Post-      |       (Pre-
                                                                      Confirmation)  |   Confirmation)

Net increase (decrease) in cash and cash equivalents ...........           11,600    |       (9,944)
Cash and cash equivalents at beginning of period ...............            9,977    |       60,332
                                                                        ---------    |    ---------
                                                                                     |
Cash and cash equivalents at end of period .....................        $  21,577    |    $  50,388
                                                                        =========    |    =========
                                                                                     |
Supplemental schedule of non-cash investment and                                     |
     financing activities:                                                           |
         Charge offs against allowance for losses ..............        $    --      |    $   5,515
                                                                        =========    |    =========
                                                                                     |
         Transfer of mortgage loans to real estate and                               |
              investment in partnerships held for investment ...        $   5,120    |    $  39,753
                                                                        =========    |    =========
                                                                                     |
         Transfer of real estate owned held for investment                           |
              to real estate owned held for sale ...............        $  18,733    |    $    --
                                                                        =========    |    =========

See accompanying Notes to the Financial Statements.

VALUE PROPERTY TRUST                                                    FORM 10Q

- ----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(In Thousands)
- ----------------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended June 30, 1996

                                                                                    Additional                          Total
                                                        Common Shares                Paid-In          Retained       Shareholders'
                                                    Shares           Amount          Capital          Earnings          Equity
                                                   --------         --------         --------         --------         --------
Balance at September 30, 1995 .................      11,226         $ 11,226         $ 88,848         $   --           $100,074

Net income ....................................        --               --               --              4,903            4,903
                                                   --------         --------         --------         --------         --------

Balance at June 30, 1996 ......................      11,226         $ 11,226         $ 88,848         $  4,903         $104,977
                                                   ========         ========         ========         ========         ========




See accompanying Notes to the Financial Statements.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1.  BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION


         In connection with its emergence from the Chapter 11 proceeding (the "1995 Restructuring"), the Trust implemented Fresh Start Reporting as of September 30, 1995, as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh Start Reporting was required because (1) the reorganization value of the Trust's assets immediately before the date of confirmation was less than the total of all post-petition liabilities, (2) there was more than a 50% change in the ownership of the Trust, and (3) there was a permanent and substantive loss of control by existing shareholders. As a result, all assets and liabilities were restated to reflect their respective reorganization value or fair value. The June 30, 1996 income statement and cash flow statement amounts have been segregated by a black line in order to signify that the fiscal 1996 income statement and cash flow statement are that of a new reporting entity and have been prepared on a basis not comparable to the pre-confirmation income statement and cash flow statement.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.


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

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

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

         Allowance for Losses - With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for losses was reset to zero. Further provisions for losses on mortgage loans and related investments in accordance with Statement of Position 75-2, "Accounting Practices of Real Estate Investment Trusts," may be necessary if there is deterioration in real estate markets, or there is a significant increase in the Trust's cost of capital.

         Net Income Per Share - Net income per share is computed using the weighted average common shares outstanding during the three months and nine months ended June 30, 1996. Per share information is not disclosed for any period ending prior to October 1, 1995 because such information is not meaningful due to the implementation of Fresh Start Reporting on September 30, 1995.

         Depreciation and Amortization - Real Estate Owned Held for Investment is depreciated using the straight line method over their estimated useful lives.

                  The estimated lives are as follows:

                     Buildings                          40 years
                     Equipment                            5 years
                     Tenant Improvement                 Term of related lease

                  Real Estate Owned Held for Sale is not depreciated.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         Cash and Cash Equivalents - Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper, bank CD's and US Treasury Securities) with original maturities not exceeding a term greater than 90 days. Restricted cash of $10.0 million is restricted as to use under the terms of various escrow and lease agreements and the New Indenture (See Note 4 below). Restricted cash includes funds held in a Debt Service Reserve (equating to three months of interest expense on the outstanding Floating Rate Notes), a Capital Improvement Reserve and a Trapped Funds Account (See Note 4 below). The Trapped Funds are released back to the Trust on a monthly basis after the New Indenture Trustee pays the outstanding interest and certain related expenses on the new Floating Rate Notes (See Note 4 below).

         Investments in Partnerships - Investments in partnerships represent the Trust's investment in real estate partnerships. The Trust owns a majority percentage interest in these partnerships and receives substantially all the cash flow. The Trust consolidates these partnerships as real estate investments.

         Real Estate Owned - At September 30, 1995, Real Estate Owned Held for Investment is carried at reorganization value and is depreciated using the straight line method over their estimated useful lives.

         Real  Estate  Owned Held for Sale is carried  at net  realizable  value
         which   approximates   reorganization   value.   Such  assets  are  not
         depreciated.



NOTE 3.  MORTGAGE LOANS AND INVESTMENTS IN REAL ESTATE


         During the second quarter of fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.0 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. The carrying value of the mortgage loans involved in these transactions totaled $50.5 million. The Trust's remaining mortgage loan holdings are currently less than $0.8 million.

         At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During the first nine months of fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Real Estate Owned Held for Sale from Real Estate Owned Held for Investment and no longer depreciates these assets.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption are applied against the carrying value of long lived assets held for investment. Through June 30, 1996, the Trust has reduced the carrying values of assets Held for Investment by $8.4 million as a result of the net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of six properties classified as Real Estate Owned Held for Sale.

         The following table summarizes the Trust's investments in real estate owned at June 30, 1996.

                                 Type of                       Number         Carrying         Accumulated        Book
                                Property                    of Properties      Amount         Depreciation        Value
                                --------                    -------------     --------        ------------        -----

                  Real Estate Owned Held for Sale:

                      Real Estate Owned                            11           46,361              (152)         46,209
                      Investments in Partnerships                   2           10,100               (64)         10,036
                                                                  ---          -------            ------         -------
                      Total                                        13           56,461              (216)         56,245
                                                                  ===          =======            ======         =======



                  Real Estate Owned Held for Investment:

                      Real Estate Owned                            18           66,131            (1,326)         64,805
                      Investments in Partnerships                   3           15,912              (182)         15,730
                                                                  ---          -------            ------         -------
                      Total                                        21           82,043            (1,508)         80,535
                                                                  ===          =======            ======         =======

NOTE 4.  BORROWINGS

         Mortgage Payable - The Trust prepaid the mortgage loan of $13.9 million (the "Mortgage Payable") during the third quarter of fiscal 1996. See discussion below with respect to the Trust's prepayment of the Old Notes.

         Senior Notes - The Old Notes were secured obligations (secured by a first priority lien on all of the Trust's collateral) governed by the Old Indenture between the Trust and Wilmington Trust Co., as Trustee, dated as of the effective date of the Trust's reorganization (September 29, 1995). Interest on the Old Notes accrued at 11-1/8% per annum and was payable semi-annually in arrears on each June 30 and December 31. The Old Indenture included affirmative covenants, negative covenants and financial covenants.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         On March 28, 1996, the Trust entered into a financing agreement which provided for the issuance of $67.4 million of new Floating Rate Notes (the "Floating Rate Notes"), which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999.

         The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account (as defined in the New Indenture) maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a debt service reserve account before any monies are released to the Trust. In the event of a sale of, or certain casualty, or indemnification events with respect to, any of the twenty-four properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any monies are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At June 30, 1996, the Trust was in compliance with the New Indenture.

         The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Old Notes and Mortgage Payable. The face amount outstanding of the Old Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Old Notes and Mortgage Payable were repaid in full on April 30, 1996.

         On April 24, 1996, effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Swap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Swap.

         During the third quarter of fiscal 1996, the Trust sold five real estate properties. In July 1996, the Trust used $4.2 million of the net proceeds received from the sale of the encumbered property to prepay a portion of the Floating Rate Notes, as required under the terms of the New Indenture.

NOTE 5.  SHARE OPTION PLAN

         1995 Share Option Plan

         On October 2, 1995, the Board of Trustees adopted a 1995 Share Option Plan (the "1995 Plan") for trustees, officers, employees and other key persons of the Trust. On February 15, 1996, the Trust's shareholders approved the adoption of the 1995 Plan at the Trust's 1996 Annual Meeting of Shareholders.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

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

         The 1995 Plan provides for the grant of incentive stock options ("Incentive Options") which qualify under Section 422 of the Code and nonqualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights. Under the 1995 Plan, 894,000 shares were granted with a price range from $10.00 to $12.25 per share and 55,000 shares were canceled at a price of $10.00 per share during the first nine months of fiscal 1996. The options expire four years from the date of grant.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following section includes a discussion and analysis of the results of operations for the nine months ended and three months ended June 30, 1996 and 1995. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

         Results of Operations - Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995 - Net income for the nine months ended June 30, 1996 was $4.9 million or $0.44 per share compared to a net loss of
         $23.0 million for the nine months ended June 30, 1995. Per share information is not disclosed for any period ending prior to October 1, 1995 because such information is not meaningful due to the implementation of Fresh Start Reporting on September 30, 1995.

         Rental income increased $2.3 million to $20.1 million for the nine months ended June 30, 1996 from $17.8 million for the nine months ended June 30, 1995. In addition to rental income, the Trust received from tenants reimbursement of certain operating expenses totaling $2.7 million and $1.8 million for the nine months ended June 30, 1996 and 1995, respectively. These increases were primarily due to the addition of real estate foreclosed upon during the year. At September 30, 1995 the Trust owned 38 properties. During fiscal 1996 two properties were added and six properties were sold to end the quarter ended June 30, 1996 with 34 properties. The occupancy level increased to 88.7% at June 30, 1996 compared to 81.1% at September 30, 1995.

         Interest and fee income on mortgage loans decreased $4.2 million to $3.2 million for the nine months ended June 30, 1996 compared to $7.4 million for the nine months ended June 30, 1995. The decrease is attributable to the foreclosure of approximately $49.8 million in carrying value of mortgage loans and approximately $20.9 million in mortgage loan repayments. Another factor contributing to the decline was the sale of substantially all of the Trust's mortgage loan portfolio in March 1996. As a result of the sale, interest income earned on the mortgage loan portfolio will be substantially reduced in the future. The Trust's remaining mortgage loan portfolio is currently less than $0.8 million.

         Interest on short-term investments decreased $1.4 million to $1.3 million for the nine months ended June 30, 1996 compared to $2.7 million in the nine months ended June 30, 1995. The decline was due to the reduction in cash balances as a result of the $25.0 million payment made on April 11, 1995 required to implement the 1995 Restructuring and an additional $46.0 million payment made on September 29, 1995. Prior to these payments, the Trust was accumulating cash and since September 30, 1993, had not made any payments of interest or principal on its indebtedness. Partially offsetting this decline was interest earned on the cash proceeds of $55.0 million received as a result of the Trust's disposition of substantially all of its mortgage loan portfolio in March 1996.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         Interest expense decreased $21.2 million to $9.0 million for the nine months ended June 30, 1996 compared to $30.2 million for the nine months ended June 30, 1995. The decrease was due to the reduction of the Trust's outstanding senior indebtedness from $290.0 million for the majority of fiscal 1995 to $110.0 million for the majority of fiscal 1996 as a result of the 1995 Restructuring, which occurred at the end of the fourth quarter of fiscal 1995. On April 30, 1996, the Trust issued new Floating Rate Notes in the amount of $67.4 million and used the proceeds from the issuance along with approximately $56.5 million in cash on hand to repay the Old Notes and the Mortgage Payable. The new Floating Rate Notes bear interest at a lower rate than the Old Notes. Another factor contributing to this decrease was a $3.5 million principal reduction in the first quarter of fiscal 1996 on the Mortgage Payable.

         Depreciation and amortization on rental properties decreased $3.6 million to $1.8 million for the nine months ended June 30, 1996 from $5.4 million for the nine months ended June 30, 1995, primarily as a result of the adoption of Fresh Start Reporting. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated.
         During the first nine months of fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Real Estate Owned Held for Sale from the category Real Estate Owned Held for Investment.

         Operating expenses increased $0.7 million to $9.1 million for the nine months ended June 30, 1996 from $8.4 million for the nine months ended June 30, 1995. The increase was due to the addition of two real estate properties foreclosed upon during the first quarter of fiscal 1996 and increased occupancy levels. The occupancy levels at ended June 30, 1996 increased to 88.7% from 82.4% at June 30, 1995. The increase was partially offset by the sale of five real estate properties in the third quarter of fiscal 1996.

         Administrative expenses decreased $0.8 million to $2.5 million for the nine months ended June 30, 1996 compared to $3.3 million for the nine months ended June 30, 1995. The decrease was due to a reduction in staffing levels, occupancy and insurance premiums, partially offset by an increase in professional fees.

         Provision for losses on mortgage loans and related investments decreased $3.0 million for the nine months ended June 30, 1996 from $3.0 million recorded in the nine months ended June 30, 1995. For the first nine months of fiscal 1996, the Trust did not provide a provision for losses.

         The 1995 Restructuring was completed in the fourth quarter of fiscal 1995. Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $2.6 million for the nine months ended June 30, 1995. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         Results of Operations - Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995 Net income for the quarter ended June 30, 1996 was $2.0 million or $0.18 per share compared to a net loss of $7.3 million for the quarter ended June 30, 1995. Per share information is not disclosed for any period ending prior to October 1, 1995 because such information is not meaningful due to the implementation of Fresh Start Reporting on September 30, 1995.

         Rental income increased $0.5 million to $6.8 million in the quarter ended June 30, 1996 from $6.3 million for the quarter ended June 30, 1995. In addition to rental income, the Trust received from tenants reimbursement of certain operating expenses totaling $1.0 million and $0.6 million for the quarters ended June 30, 1996 and 1995 respectively. These increases were primarily due to the addition of three properties foreclosed upon from March 31, 1995 and partially offset by six properties which were sold. The Trust owned 37 and 34 properties at June 30, 1995 and 1996, respectfully. The occupancy level increased to 88.7% at June 30, 1996 compared to 82.4% at June 30, 1995.

         Interest and fee income on mortgage loans decreased $2.1 million to $0.1 million for the quarter ended June 30, 1996 compared to $2.2 million for the quarter ended June 30, 1995. This decrease was due primarily to the sale of substantially all of the Trust's mortgage loan portfolio in March 1996. As a result of the sale, interest income is expected to be substantially reduced in the future compared to prior periods. The Trust's remaining mortgage loan portfolio is currently less than $0.8 million.

         Interest on short-term investments declined $0.3 million to $0.5 million for the quarter ended June 30, 1996 compared to $0.8 million for the quarter ended June 30, 1995. The decline was due to the reduction in cash balances as a result of the $25.0 million payment made on April 11, 1995 required to implement the 1995 Restructuring and an additional $46.0 million payment made on September 29, 1995. Prior to these payments, the Trust was accumulating cash and since September 30, 1993, had not made any payments of interest or principal on its indebtedness. Partially offsetting the decline was interest earned on cash proceeds of $55.0 million received as a result of the Trust's disposition of substantially all of its mortgage loan portfolio in March 1996.

         Interest expense decreased $8.3 million to $2.1 million for the current quarter compared to $10.4 million for the quarter ended June 30, 1995. The decrease was due to the reduction of the outstanding senior indebtedness from $290.0 million for the majority of fiscal 1995 to $110.0 million for the majority of fiscal 1996 as a result of the 1995 Restructuring, which occurred at the end of the fourth quarter of fiscal 1995. On April 30, 1996, the Trust issued new Floating Rate Notes in the amount of $67.4 million and used the proceeds from the issuance along with approximately $56.5 million in cash on hand to repay the Old Notes and the Mortgage Payable. The new Floating Rate Notes bear interest at a lower rate than the Old Notes. Another factor contributing to this decrease was a $3.5 million principal reduction in the first quarter of fiscal 1996 on the Mortgage Payable.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         Depreciation and amortization on rental properties decreased $1.3 million to $0.6 million for the quarter ended June 30, 1996 from $1.9 million for the quarter ended June 30, 1995, primarily as a result of the adoption of Fresh Start Reporting on September 30, 1995. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During the third quarter of fiscal 1996, the Trust reclassified six properties totaling $18.1 million to the Held for Sale category from the Held for Investment category.

         Operating expenses remained level at $2.9 million for the quarter ended June 30, 1996 and June 30, 1995. The occupancy level at June 30, 1996 increased to 88.7% from the occupancy level at June 30, 1995 of 82.4%. The increase in costs associated with higher occupancy levels was offset by sale of five properties in the third quarter of fiscal and one in the first quarter of fiscal 1996.

         Administrative expenses decreased $0.3 million to $0.8 million for the quarter ended June 30, 1996 compared to $1.1 million for the quarter ended June 30, 1995. This decrease was due to a reduction in staffing levels, occupancy and insurance premiums, partially offset by an increase in professional fees.

         The 1995 Restructuring was completed in the fourth quarter of fiscal 1995. Reorganization expenses related to the Chapter 11 filing and debt restructuring expenses were $1.1 million for the quarter ended June 30, 1995. These expenses reflect professional fees incurred by the representatives of the creditors, shareholders and the Trust.

         Liquidity and Capital Resources - Prior to its restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, management believes the cash flow from operating activities will be sufficient to meet minimum debt service requirements. In the near term, capital expenditure needs will be met through liquidation of existing assets and the cash available at June 30, 1996. However, the Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligations can be adversely impacted by a negative change in the economy, particularly as those changes may relate to real estate assets. The Trust may, in the future, seek to raise additional capital through the issuance of equity securities and/or the incurrance of additional indebtedness for the purpose of meeting additional capital expenditures or retiring or refinancing its indebtedness.

         Taxable income required to be distributed will be less than taxable income for financial reporting purposes under generally accepted accounting principles due to differences related to depreciation, utilization of NOL carryforward (subject to the Code Section 382 limitations) and timing differences related to bad debt deductions.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         On March 28, 1996, the Trust entered into a financing agreement which provided for the issuance of $67.4 million of new Floating Rate Notes, which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999.

         The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds. Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a debt service reserve account before any monies are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the twenty-four properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any monies are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At June 30, 1996, the Trust was in compliance with the New Indenture.

         The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Old Notes and Mortgage Payable. The face amount outstanding of the Old Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Old Notes and Mortgage Payable were repaid in full on April 30, 1996.

         On April 24, 1996, effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Swap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Swap.

         In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption are applied against the carrying value of long lived assets held for investment. Through June 30, 1996, the Trust has reduced the carrying values of assets Held for Investment by $8.4 million as a result of net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of six properties classified as Real Estate Owned Held for Sale.

         During the nine months ended June 30, 1996 the Trust reclassified seven properties totaling $18.7 million to Real Estate Owned Held for Sale from Real Estate Owned Held for Investment. During the nine months ended June 30, 1996 the Trust sold six properties with a carrying value of $11.2 million classified as Real Estate Owned Held for Sale.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

         For the nine months ended June 30, 1996, cash provided by operating activities increased $17.0 million to $7.2 million compared to cash used by operating activities of $9.8 million for the nine months ended June 30, 1995. The increase in cash provided by operating activities was primarily attributable to lower interest payments due to a reduction in the rate and average balance associated with the senior indebtedness. The average balance decreased to $100.5 million in fiscal 1996 from $290.0 million in fiscal 1995. The average rate on the senior indebtedness decreased to 10.80% in fiscal 1996 from 13.15% in fiscal 1995.

         For the nine months ended June 30, 1996, cash provided by investing activities increased $67.9 million to $67.8 million compared to cash used by operating activities of $0.1 million for the nine months ended June 30, 1995. The increase was primarily attributable to the disposition of substantially all of the Trust's mortgage loan portfolio in March 1996 and the sale of Real Estate Owned Held for Sale.

         For the nine months ended June 30, 1996, cash used in financing activities increased $63.3 million to $63.4 million compared to cash used by financing activities of $28,000 for the nine months ended June 30, 1995. The increase was primarily attributable to the repayment of the Old Notes and the Mortgage Payable offset by the issuance of $67.4 million in new Floating Rate Notes, which all occurred on April 30, 1996. Also contributing to the increase was the addition of $3.2 million in restricted cash. Restricted cash increased by $9.0 million relating to the funds held by the New Indenture Trustee in the Debt Service Reserve, Capital Improvement Reserve and Trapped Funds Account. The increase in the restricted cash was offset by reductions related to the termination pay plan, various escrow and lease agreements and the $3.5 million principal reduction in the first quarter of fiscal 1996 on the Mortgage Payable.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

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


Item 5.           Other Information


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


Item 6.           Exhibits and Reports on Form 8-K


(a)      Exhibits


         Exhibit
         Number                             Description
         -------                            -----------

           4.1 Indenture dated as of April 30, 1996 among certain subsidiaries of Value Property Trust and LaSalle National Bank, as trustee, governing the Floating Rate Senior Notes due 1999.

           4.2 Form of Mortgage, Assignment of Rents and Leases and Security Agreement between certain subsidiaries of Value Property Trust and LaSalle National Bank, as trustee and mortgagee.

           4.3        Form of Security Agreement between certain subsidiaries of
                      Value  Property  Trust  and  LaSalle   National  Bank,  as
                      trustee.

          10.1 Interest Rate Swap Agreement among certain subsidiaries of Value Property Trust and Merrill Lynch Derivatives Products AG dated April 24, 1996, and effective April 30, 1996.

VALUE PROPERTY TRUST                                                    FORM 10Q
- --------------------------------------------------------------------------------

(b)      Reports on Form 8-K


                  The Trust filed a Current Report on Form 8-K dated April 11, 1996 under Item 4 and Item 7 of Form 8-K regarding the decline of Ernst & Young LLP to stand for reelection and the selection and engagement of Coopers & Lybrand LLP as independent auditors for the Trust.

                  The Trust filed an amendment to a Current Report on Form 8-K/A dated March 14, 1996 under Item 2 and Item 5 of Form 8-K regarding the Trust's disposition of substantially all of its mortgage loan portfolio, the execution of the financing agreement with respect to the Floating Rate Notes, and the Trust's issuance of the notice to the Indenture Trustee for the Old Notes, directing it to call 100% of the outstanding
                  Old Notes. The Current Report on Form 8-K was amended to include an exhibit under Item 7 of Form 8-K regarding pro forma financial information regarding the disposition of substantially all of the Trust's mortgage loan portfolio, the issuance of new Floating Rate Notes and the prepayment of the Old Notes.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Value Property Trust





                                        /s/ George R. Zoffinger
                                        -------------------------------------
                                        George R. Zoffinger
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




                                        /s/ Robert T. English
                                        -------------------------------------
                                        Robert T. English
                                        Chief Financial Officer
                                        (Principal Financial Officer)




DATE: August XX, 1996