Form 10-Q/A
period 1996-06-30
VALUE PROPERTY TRUST
filed 1996-08-21
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT No. 1
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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