Form 10-Q/A
period 1995-12-31
VALUE PROPERTY TRUST
filed 1996-10-17
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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


                              VALUE PROPERTY TRUST                      FORM 10Q

Part I:  Financial Information

Item 1.  Financial Statements:

-----------------------------------------------------------------------------------------------
BALANCE SHEET - (Unaudited)
(In Thousands)
-----------------------------------------------------------------------------------------------
                                                                  December 31,    September 30,
                                                                      1995            1995
                                                                  ------------    -------------
                               ASSETS
Assets Held for Sale:
   Mortgage loans ..........................................        $ 47,303        $ 21,966
   Investments in partnerships .............................           5,268           5,220
   Real estate owned .......................................          42,835          42,059
   Notes Receivable ........................................             333            --
                                                                    --------        --------
                                                                      95,739          69,245
                                                                    --------        --------
Assets Held for Investment:
   Mortgage loans ..........................................           3,023          35,013
   Investments in partnerships .............................          20,565          20,648
   Real estate owned .......................................          86,620          81,581
   Notes receivable ........................................            --               633
                                                                    --------        --------
                                                                     110,208         137,875
                                                                    --------        --------

Total Invested Assets ......................................         205,947         207,120

Cash and cash equivalents ..................................          17,689           9,977
Restricted cash ............................................           2,455           6,791
Interest receivable and other assets .......................           6,435           8,441
                                                                    --------        --------
                                                                    $232,526        $232,329
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

                          VALUE PROPERTY TRUST                          FORM 10Q

------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                           December 31,
                                                                  ------------------------------
                                                                      1995             1994
                                                                  -------------    -------------
                                                                    (Post-      |     (Pre-
                                                                  Confirmation) |  Confirmation)
Income:                                                                         |
   Income on rental properties:                                                 |
         Rental income .....................................        $  6,560    |   $  5,692
         Operating expense reimbursements ..................             843    |        577
   Interest and fee income on mortgage loans ...............           1,679    |      2,878
   Interest on short-term investments ......................             305    |        822
   Other ...................................................               8    |         33
                                                                    --------    |   --------
                                                                       9,395    |     10,002
                                                                                |
Expenses:                                                                       |
   Interest ................................................           3,565    |      9,559
   Expenses of rental properties:                                               |
         Depreciation and amortization .....................             564    |      1,704
         Operating .........................................           3,076    |      2,670
   Administrative ..........................................             753    |      1,153
                                                                    --------    |   --------
                                                                       7,958    |     15,086
                                                                                |
Income (loss) from operations before                                            |
  reorganization expenses ..................................           1,437    |     (5,084)
Reorganization expenses ....................................            --      |        370
                                                                    --------    |   --------
Net income (loss) ..........................................        $  1,437    |   $ (5,454)
                                                                    ========    |   ========
Per share:                                                                      |
                                                                                |
Net income .................................................        $    .13    |   $      *
                                                                    ========    |   ========
                                                                                |
Weighted average number of common shares outstanding .......          11,226    |     11,226
                                                                    ========    |   ========

*Per share information is not meaningful due to Fresh Start Reporting.

                                     See accompanying notes.

                          VALUE PROPERTY TRUST                          FORM 10Q

------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                December 31,
                                                                       -------------------------------
                                                                            1995             1994
                                                                          --------         --------
Cash flows from operating activities:
     Net income (loss) ...........................................        $  1,437         $ (5,454)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
           Deprecation and amortization on real estate ...........             564            1,704
           Decrease in payables and accrued expenses .............            (785)            (231)
           Increase in interest payable ..........................           3,127            9,139
           Decrease (increase) in receivables and other assets ...           2,006              (15)
                                                                          --------         --------
     Total adjustments ...........................................           4,912           10,597
                                                                          --------         --------
Net cash provided by operating activities ........................           6,349            5,143
                                                                          --------         --------
Cash flows from investing activities:
     Investment in real estate:
         Real estate equities ....................................          (1,445)          (4,936)
         Advances on mortgage loans ..............................             (67)             (79)
         Partnerships ............................................             (49)          (1,749)
     Principal repayments on mortgage loans ......................             100            1,362
     Sale of real estate .........................................           1,770            2,334
     Repayments on notes receivable ..............................             300               45
                                                                          --------         --------
Net cash provided by (used in) investing activities ..............             609           (3,023)
                                                                          --------         --------
Cash flows from financing activities:
     Decrease in mortgage payable ................................          (3,582)            --
     Decrease in restricted cash .................................           4,336             --
                                                                          --------         --------
Net cash provided by financing activities ........................             754            --
                                                                          --------         --------
Net increase in cash and cash equivalents ........................           7,712            2,120
Cash and cash equivalents at beginning of period .................           9,977           60,332
                                                                          --------         --------
Cash and cash equivalents at end of period .......................        $ 17,689         $ 62,452
                                                                          ========         ========
Supplemental schedule of non-cash investment and
     financing activities:
         Charge offs against allowance for losses ................        $   --           $  2,634
                                                                          ========         ========
         Transfer of mortgage loans to real estate owned .........        $  5,120         $   --
                                                                          ========         ========
         Transfer of mortgage loans to investments
            in partnerships ......................................        $   --           $ 15,443
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

         Cash and Cash Equivalents - Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper) with original maturities not exceeding a term greater than 90 days. Restricted cash of $2,455,000 is restricted as to use under terms of a termination pay plan, and various escrow and lease agreements.

         Investments in Partnerships - Investments in partnerships represent the Trust's investment in real estate partnerships. The Trust owns a majority percentage interest in these partnerships and receives substantially all the cash flow. The Trust accounts for these partnerships in a similar manner as real estate investments.

         Real Estate Owned - At September 30, 1995, real estate owned and held for investment are carried at reorganization value and are depreciated using the straight line method over their estimated useful lives.

         At September 30, 1994, real estate owned and held for investment are carried at the lower of cost or net realizable value and are depreciated using the straight line method over their estimated useful lives.

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

           Type of                   Number           Carrying        Accumulated          Book
          Property                of Properties        Amount        Depreciation          Value
          --------                -------------       --------       ------------          -----
Real Estate Owned                       34              129,936            (481)           129,455
Investments in Partnerships              5               25,916             (83)            25,833
                                       ---             --------         --------         ---------
Total                                   39              155,852            (564)           155,288
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

         Rental income increased $868,000 to $6,560,000 in the quarter December 31, 1995 from $5,692,000 for the quarter ended December 31, 1994. In addition to rental income, the Trust received from tenants reimbursement of certain operating expenses totaling $843,000 and $577,000 for the quarters ended December 31, 1995 and 1994, respectively. These increases were primarily due to the addition of five properties foreclosed upon from December 31, 1994 and partially offset by one property which was sold. The Trust owned 39 properties at December 31, 1995 compared to 35 properties at December 31, 1994.

         Interest and fee income on mortgage loans decreased $1,199,000 to $1,679,000 for the quarter ended December 31, 1995 compared to $2,878,000 for the quarter ended December 31, 1994. This decrease was due primarily to approximately $49,800,000 in carrying value of mortgage loans foreclosed upon during the year and approximately $20,900,000 in mortgage loan repayments.

         Interest on short-term investments was $305,000 in the first quarter of 1996 compared to $822,000 in the first quarter of 1995. The decline was due to the reduction in cash balances as a result of the $25 million advance towards the minimum payment made on April 11, 1995 required to implement the 1995 Restructuring and an additional $46 million payment made on September 29, 1995.

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

         Operating expenses on rental properties increased $406,000 to $3,076,000 for the quarter ended December 31, 1995 from $2,670,000 for the quarter ended December 31, 1994. This increase was primarily due to the addition of real estate foreclosed upon during the year.

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

         Liquidity and Capital Resources - Prior to its restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, the Trust should no longer have the liquidity problems that it faced in the previous years. Cash flow from operating activities should be sufficient to meet minimum debt service requirements. In the near term, capital expenditure needs will be met through liquidation of existing assets and the cash available at December 31, 1995. However, the Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligation can be adversely impacted by a negative change in the economy, particularly as those changes may relate to real estate assets. The Trust may, in the future, seek to raise additional capital through the issuance of equity securities and/or the incurring of additional indebtedness for the purpose of meeting additional capital expenditures or retiring or refinancing the Notes.

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



Value Property Trust




/s/George R. Zoffinger
---------------------------------------
George R. Zoffinger
President and Chief Executive Officer
(Principal Exexcutive Officer)



/s/Robert T. English
---------------------------------------
Robert T. English
Treasurer, Secretary and
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


DATE:   October 17, 1996