Form 10-K/A
period 1996-09-30
VALUE PROPERTY TRUST
filed 1996-10-17
CIK 79259

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 ___________

                                 FORM 10-K/A

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


Yes  /X/   No  / /


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



     As of September 30, 1995, the Trust had: (1) cash and cash equivalents of $16.8 million of which $6.8 million is restricted as to use under terms of a termination pay plan, and various escrow and lease agreements; and (2) invested assets consisting of 31 mortgage loans and 38 investments in real estate owned. Based upon the amounts of the Trust's investments as of September 30, 1995, approximately 51% of the Trust's portfolio was in investments in California, 18% in Pennsylvania and 12% in New England states. Nationally, 38% of the amounts of its investments are in industrial or research and development properties, 19% in office buildings, 32% in shopping centers, 10% in apartments and 1% in other types of real estate investments.



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


     As of September 30, 1995 the Trust had cash and marketable securities valued at approximately $16.8 million of which $6.8 million is restricted as to use under terms of a termination pay plan, and various escrow and lease agreements. The Trust intends to use available funds, together with funds from operations and net proceeds from the sale of assets, to make appropriate capital and tenant improvements to its properties and to make acquisitions of new properties from time to time as described above. Pending such use, the Trust will use its funds to reduce leverage by repaying, redeeming or repurchasing its indebtedness or to make other investments (including investments in the Trust's Common Shares), subject to the terms of its debt instruments as in effect from time to time.


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

ITEM 6.   SELECTED FINANCIAL DATA.


                            SELECTED FINANCIAL DATA



                                          Post
                                      Confirmation                                   Pre-Confirmation
                                      ------------    -----------------------------------------------------------------------------
                                                                                  Years Ended September 30
                                                      -----------------------------------------------------------------------------
                                                          1995            1994            1993            1992            1991
                                                      -------------   -------------   -------------   -------------   -------------
OPERATING DATA
Total Income                                          $  39,464,000   $  36,277,000   $  38,342,000   $  42,009,000   $  56,253,000
Interest and other operating
 expenses                                                52,120,000      47,668,000      43,967,000      42,077,000      51,736,000
Depreciation and amortization                             7,306,000       5,839,000       5,500,000       4,470,000       3,062,000
Provision for losses                                      3,000,000       2,000,000      37,000,000      32,000,000      33,000,000
Gain on sale of real estate                                       -               -               -               -         244,000

Loss from operations before
 reorganization items and
 extraordinary items                                    (22,962,000)    (19,230,000)    (48,125,000)    (36,538,000)    (31,301,000)

Reorganization Items
Professional fees and other
 expenses, net                                           (5,778,000)     (2,360,000)     (5,844,000)       (934,000)     (4,352,000)
Write down of invested assets to
 reorganization value                                   (66,597,000)
Net loss before extraordinary item                      (95,337,000)

Extraordinary Item - Gain on
 extinguishment of debt                                  75,304,000               -               -               -               -

Net loss                                              $ (20,033,000)  $ (21,590,000)  $ (53,969,000)  $ (37,472,000)  $ (35,653,000)
Net loss per share*

                                      September 30,                   September 30,   September 30,   September 30,   September 30,
BALANCE SHEET DATA                        1995                            1994            1993            1992            1991
                                      -------------                   -------------   -------------   -------------   -------------
Invested assets                       $ 207,120,000                   $ 309,973,000   $ 347,526,000   $ 424,394,000   $ 505,600,000
Total assets                            232,329,000                     364,740,000     353,874,000     427,268,000     514,754,000
Allowance for losses                        -                            13,430,000      11,808,000      19,353,000      14,707,000
Senior Notes (due 1995)                     -                           290,000,000     290,000,000     312,000,000     374,000,000
Senior Notes (due 2002)                 109,975,000
Mortgage payable                         17,535,000                      17,593,000      17,572,000      15,615,000         -
Shareholders' equity                    100,074,000                      20,033,000      41,623,000      95,592,000     133,064,000




* Net loss per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on Page 13.

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

     Rental income was $24.6 million for fiscal 1995 compared to $18.5 million for fiscal 1994 and $17.4 million for fiscal 1993. In addition to rental income, the Trust received reimbursement of certain operating expenses totalling $2.3 million, $1.7 million and $1.6 million for fiscal 1995, 1994 and 1993, respectively. Operating expenses and depreciation and amortization on rental properties increased to $19.0 million in fiscal 1995 compared to $15.7 million for both fiscal 1994 and 1993. The increases in income and expenses on rental properties results from continued acquisition of real estate properties and improvement in occupancy levels. At September 30, 1995 the Trust owned 38 real estate properties compared to 34 at September 30, 1994. A total of 5 properties were added during the year as a result of foreclosures and 1 property was sold. Rental Income, reimbursed operating expenses and operating expenses attributable to the net increase in the number of properties owned totaled $2.9 million, $.7 million and $2.1 million respectively. Occupancy levels increased to 81.1% at September 30, 1995 compared to 79.6% at September 30, 1994.


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



     The Trust's cash flow is derived from operating, investing and financing activities. In 1995, cash flow provided from operating activities decreased substantially as a result of a $32.6 million reduction in interest payable. Interest payable increased $32.2 million in 1994 from 1993 as the Trust did not generate cash flow sufficient to service the Old Notes and was in default as to the payment of principal and interest.



     Cash provided by investing activities also declined substantially in 1995 compared to 1994. Repayments on mortgage loans and real estate sales activity declined in 1995 to $22.7 million and $3.3 million from $34.3 million and $6.4 million in 1994, respectively. In 1993, repayments were $25.0 million and sales of real estate totaled $16.2 million. The Trust has offered discounts on the repayment of mortgage loans and has sold real estate in an effort to generate cash to meet principal and interest payments on the Old Notes.



     Cash used in financing activities increased to $8.5 million in 1995 compared to $3.0 million in 1994 primarily as a result of a $4.6 million principal payment on the Old Notes. Principal payments were not made in 1994 as the Trust was in default as to principal and interest payments on the Old Notes. In 1993, the Trust made a $22.0 million principal payment on the outstanding debt.



     In 1994, as a result of being in default and not making scheduled payments with respect to the Old Notes, cash and cash equivalents increased from $11.5 million to $57.3 million. However, as a result of the Prepackaged Plan of Reorganization, principal and interest payments were made in 1995 and cash and cash equivalents decreased to $10.0 million at the end of 1995.


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



NAME AND ADDRESS OF                 AMOUNT AND NATURE OF
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------          ------------------------- -------------------
 Heine Securities Corp.(1)                 5,611,048               49.98%
   51 JFK Parkway
   Short Hills, New Jersey 07078

 Intermarket Corporation                   2,788,827                24.84%
   667 Madison Avenue
   20th Floor
   New York, New York 10021

 Angelo, Gordon & Co., L.P.(2)             1,260,632                10.75%
   245 Park Avenue
   New York, New York 10167

----------------
(1) Heine Securities Corporation ("HSC"), is an investment adviser registered under the Investment Advisers Act of 1940. One or more of HSC's advisory clients are the beneficial owners of 5,611,048 shares of the Trust's common stock. Pursuant to investment advisory agreements with its advisory clients, HSC has sole investment discretion and voting authority with respect to such securities. HSC has no interest in dividends or proceeds from the sale of such securities and disclaims beneficial ownership of all the securities owned by HSC's advisory clients.

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

                                               AMOUNT AND NATURE OF   PERCENT
NAME BENEFICIAL OWNER(1)                       BENEFICIAL OWNERSHIP   OF CLASS
------------------------                       --------------------   --------
C.W. Strong, Jr.  . . . . . . . . . . . . . .           70              (*)
James A. Dalton . . . . . . . . . . . . . . .            0              (*)
Daniel F. Hennessey . . . . . . . . . . . . .           17              (*)
Donald W. Burnes, Jr. . . . . . . . . . . . .            0              (*)
Victor H. Schlesinger . . . . . . . . . . . .          256              (*)
George R. Zoffinger . . . . . . . . . . . . .        8,443              (*)
Carl A. Mayer, Jr.  . . . . . . . . . . . . .        5,000              (*)
Martin Bernstein  . . . . . . . . . . . . . .       33,162(2)           (*)
John B. Levy  . . . . . . . . . . . . . . . .        9,206(3)           (*)
Richard B. Jennings . . . . . . . . . . . . .        5,000              (*)
Richard S. Frary  . . . . . . . . . . . . . .       23,775              (*)
Jeffrey Altman  . . . . . . . . . . . . . . .        5,000(4)           (*)
Trustees and Named Executive Officers(5) as a       89,929              (*)
group (12 persons)  . . . . . . . . . . . . .
__________________

(*)   Less than one percent
(1)   The address of all Named Executive Officers is in care of the Trust.
(2) Includes 18,775 Common Shares owned by Evelyn Bernstein, Mr. Bernstein's wife. Mr. Bernstein disclaims beneficial ownership of such shares.

(3) Includes 4,206 Common Shares owned by Judith Brown Levy, Mr. Levy's wife. Mr. Levy disclaims beneficial ownership of such shares.

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

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALUE PROPERTY TRUST


                              By: /s/  GEORGE R. ZOFFINGER
                                      --------------------------
                                       George R. Zoffinger
                                       President and Chief Executive Officer

Date: October __, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/     JEFFREY ALTMAN           Chairman and Trustee          October __, 1996
-------------------------------
        Jeffrey Altman


                                 President, Chief Executive
/s/     GEORGE R. ZOFFINGER      Officer and Trustee           October __, 1996
-------------------------------  (Principal Executive Officer
        George R. Zoffinger


By: /s/ ROBERT T. ENGLISH        Treasurer and Secretary
-------------------------------  (Principal Financial          October __, 1996
        Robert T. English        Officer and Principal
                                 Accounting Officer)

/s/     MARTIN BERNSTEIN         Trustee                       October __, 1996
-------------------------------
        Martin Bernstein


/s/     RICHARD S. FRARY         Trustee                       October __, 1996
-------------------------------
        Richard S. Frary


/s/     RICHARD B. JENNINGS      Trustee                       October __, 1996
-------------------------------
        Richard B. Jennings


/s/     JOHN B. LEVY             Trustee                       October __, 1996
-------------------------------
        John B. Levy


/s/     CARL A. MAYER, JR.       Trustee                       October __, 1996
-------------------------------
        Carl A. Mayer, Jr.



By: /s/  GEORGE R. ZOFFINGER
-------------------------------
         George R. Zoffinger
         Attorney-in-fact

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



     In connection with its emergence from the Chapter 11 proceeding, the Trust implemented Fresh Start Reporting as of September 30, 1995, as set forth in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The Trust adopted Fresh Start Reporting because (i) holders of existing voting shares immediately before filing and confirmation of the Prepackaged Plan received less than 50% of the voting shares of the new entity and (ii) the reorganization value immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, as shown below:

                                                          ($ in 000)

Total post-petition liabilities and allowed claims        $ 351,833
Reorganization value                                       (278,354)
                                                          ---------
Excess of liabilities over reorganization value           $  73,479

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

                                                                ($ in 000)

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
                                                                 --------
                                                                 --------



     The following table shows the ownership (as between holders of Outstanding Common Shares and holders of Outstanding Notes) of the Trust's Common Shares before and after consummation of the Restructuring.


                                    COMMON SHARES BEFORE           COMMON SHARES AFTER               COMMON
                                    REVERSE STOCK SPLIT          REVERSE STOCK SPLIT BUT           SHARES AFTER
                                     OR CONSUMMATION             BEFORE CONSUMMATION OF            CONSUMMATION
                                    OF THE RESTRUCTURING           THE RESTRUCTURING           OF THE RESTRUCTURING
                                  -------------------------    -------------------------    -------------------------
                                  NUMBER OF    PERCENT OF      NUMBER OF    PERCENT OF      NUMBER OF    PERCENT OF
                                    SHARES    COMMON SHARES      SHARES    COMMON SHARES      SHARES    COMMON SHARES
($ in 000)                        ---------   -------------    ---------   -------------    ---------   -------------
Holders of Outstanding
 Notes . . . . . . . . . . . . .     -0-           -0-            -0-           -0-           10,889         97%
Holders of Outstanding
 Common Shares . . . . . . . . .   11,226          100%           337           100%             337          3%



ADJUSTMENT TO REFLECT FRESH START ACCOUNTING
  (E) Reflects adjustment made to carrying value of loans and owned real estate to adjust to reorganization values.
  (F) Reflects the adjustment of the accumulated deficit to zero as a result of the restructure and the adjustment of additional paid in capital as follows:

                                                                ($ in 000)
                   Adjust accumulated deficit to reset to zero  ($202,308)
               Adjustment to carrying value of invested assets    (66,597)
                                                                 --------
                                                                ($269,905)
                                                                 --------
                                                                 --------


     The following unaudited Pro Forma Statement of Operations is presented as if the Prepackaged Plan of Reorganization and implementation of Fresh Start Reporting had occurred as of October 1, 1994. Such pro forma information is based upon the historical financial statements of Value Property Trust. In management's opinion all adjustments necessary to reflect the effects of those transactions have been made. The following unaudited Pro Forma Statement of Operations is not necessarily indicative of what the actual results of operations of the Trust would have been assuming such transaction had occurred as of October 1, 1994, nor does it purport to represent the results of operations for future periods.


                      PRO FORMA STATEMENT OF OPERATIONS
                        Year Ended September 30, 1995
                                 (Unaudited)

                                                                                    PRO FORMA
                                                                     1995          ADJUSTMENTS         PRO FORMA
                                                                 -----------       ------------       -----------
INCOME:
Income of rental properties:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,608,000      $         --       $24,608,000
  Operating expense reimbursements. . . . . . . . . . . . . . .     2,286,000                --         2,286,000
Interest and fee income on mortgage loans . . . . . . . . . . .     9,353,000                --         9,353,000
Interest on short-term investments. . . . . . . . . . . . . . .     3,086,000        (2,586,000)(G)       500,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       131,000                --           131,000
                                                                 ------------      ------------       -----------
                                                                   39,464,000        (2,586,000)       36,878,000
                                                                 ------------      ------------       -----------

EXPENSES:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,900,000       (21,780,000)(H)    14,120,000
Expenses of rental properties:
  Depreciation and amortization . . . . . . . . . . . . . . . .     7,306,000        (2,390,000)(J)     4,916,000
  Operating . . . . . . . . . . . . . . . . . . . . . . . . . .    11,702,000                --        11,702,000
Other operating expenses. . . . . . . . . . . . . . . . . . . .     4,518,000                --         4,518,000
Provision for losses on mortgage loans and
  related investments . . . . . . . . . . . . . . . . . . . . .     3,000,000        (3,000,000)(I)            --
                                                                 ------------      ------------       -----------
                                                                   62,426,000       (27,170,000)       35,256,000
                                                                 ------------      ------------       -----------

Income (loss) from operations before reorganization items,
 and extraordinary item . . . . . . . . . . . . . . . . . . . .   (22,962,000)       24,584,000         1,622,000

Reorganization items:
  Professional fees and other . . . . . . . . . . . . . . . . .    (6,219,000)        6,219,000 (K)            --
  Interest Income . . . . . . . . . . . . . . . . . . . . . . .       441,000          (441,000)(K)            --
  Write down of invested assets to reorganization value . . . .   (66,597,000)       66,597,000 (K)            --
                                                                 ------------      ------------       -----------
Total reorganization items. . . . . . . . . . . . . . . . . . .   (72,375,000)       72,375,000                --
                                                                 ------------      ------------       -----------

Net income (loss) before extraordinary item . . . . . . . . . .   (95,337,000)       96,959,000         1,622,000
                                                                 ------------      ------------       -----------

Extraordinary item-Gain on extinguishment of debt . . . . . . .    75,304,000       (75,304,000)(L)            --
                                                                 ------------      ------------       -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $(20,033,000)     $ 21,655,000       $ 1,622,000
                                                                 ------------      ------------       -----------
                                                                 ------------      ------------       -----------

Weighted average number of common shares outstanding. . . . . .    11,226,000                          11,226,000

Net income per share. . . . . . . . . . . . . . . . . . . . . .             *                         $       .14


* Per share amounts prior to reorganization are not meaningful due to Fresh Start Reporting


                 Notes To Unaudited Pro Forma Statement of Operations

Pro Forma Adjustments

(G) Reflects the adjustment to investment income to reflect an average cash position of approximately $10.0 million at an average investment rate of 5.0% for fiscal 1995.

(H) Reflects the reversal of interest expense related to the Outstanding Notes ($34.0 million) which were cancelled and the addition of interest expense for the New Senior Notes ($12.2 million) which bear interest at a fixed rate of 11.125%.

(I) Reflects the reversal of the $3.0 million provision for losses which would be eliminated as a result of the adjustment of invested assets to reorganization value.

(J) Reflects the adjustment to depreciation and amortization resulting from the reduced basis in owned real estate as a result of the adjustment of invested assets to reorganization value.

(K) Reflects the reversal of reorganization expenses based upon the assumption that the Restructuring was completed and no expenses related to the Restructuring were incurred.

(L) Reflects the reversal of gain on extinguishment of debt based upon the assumption that the Restructuring was completed October 1, 1994.

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


     INVESTMENT IN PARTNERSHIPS

     Investment in partnerships represents the Trust's investment in real estate partnerships. The Trust owns a majority percentage interest in these partnerships and receives substantially all the cash flow. The Trust accounts for these partnerships in a similar manner as real estate investments.

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

     The estimated lives are as follows:

         Buildings                40 years
         Equipment                 5 years
         Tenant Improvement       Term of related lease

     Real estate owned and held for sale are carried at net realizable value which approximates reorganization value. Such assets are not depreciated.

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


As of September 30, 1995, there were four mortgage loans, two earning and two non-earning, with a carrying value of $12 million that were delinquent (more than 60 days past due) as to principal and/or interest. Subsequent to September 30, 1995, the Trust foreclosed on the two non-earning loans totalling $5.1 million and has obtained title to them. Interest income on the remaining two loans continues to be recognized as collection is not considered doubtful.



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


     Approximately $-0-, $6,276,000 and $6,394,000 of the allowance for losses at September 30, 1995, 1994 and 1993, respectively, are applicable to real estate properties acquired through foreclosure.


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

10.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly results of operations (all pre-confirmation) for fiscal 1995 and 1994 are summarized as follows:

                                                              QUARTER ENDED
                                       -----------------------------------------------------------
                                       DECEMBER 31       MARCH 31        JUNE 30      SEPTEMBER 30
                                       -----------       --------       --------      ------------
                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1995
   Total income                           $ 10,002       $  9,774       $ 10,038          $  9,650
   Interest expense                          9,559         10,273         10,378             5,690
   Provision for losses                          -          3,000              -                 -
   Reorganization expense                      370          1,135          1,063             3,651
   Write down of invested assets to
     reorganization value                        -              -              -           (66,597)
   Gain on extinguishment of debt                -              -              -            75,304
   Net loss                                 (5,454)       (10,263)        (7,326)            3,010
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

FISCAL 1994
   Total income                            $ 8,846       $  8,420       $  9,516          $  9,495
   Interest expense                          7,799          7,663          8,360             9,180
   Provision for losses                          -              -              -                 -
   Reorganization expense                      676            741            591               352
   Net loss                                 (4,656)        (5,152)        (4,745)           (7,037)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Per share amounts are not meaningful due to Fresh Start Reporting.

11.  ACCOUNTING PRONOUNCEMENTS

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

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