Form 10-K
period 1996-09-30
VALUE PROPERTY TRUST
filed 1996-12-27
CIK 79259

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
      FROM ___________________ TO ___________________


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

        Registrant's telephone number, including area code: 908-296-3080

               --------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                             ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Shares, par value $1.00 per share                 New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]
        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ X ] No [   ]
        The aggregate market value of the Common Shares held by non-affiliates of the registrant at December 13, 1996, computed by reference to the closing sale price of such shares as reported in the Consolidated Transaction Reporting System, was $15,777,437. The number of Common Shares outstanding at December 13, 1996 was 11,226,310.

               --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the Annual Shareholder Meeting to be held February 25, 1997 are incorporated by reference into Part III of this 10-K.

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

        Value Property Trust (the "Trust") is a self administered real estate investment trust (a "REIT") engaged in the business of managing its portfolio of real estate investments. The Trust was organized in 1970 under the laws of the State of Maryland as PNB Mortgage and Realty Investors. In 1984, the Trust changed its name to Mortgage and Realty Trust. In October 1995, the Trust changed its name to Value Property Trust. The Trust is organized under an Amended and Restated Declaration of Trust dated September 29, 1995 and as amended through October 26, 1995 (the "Amended and Restated Declaration of Trust"), and conducts its business in such a fashion as to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

        As of September 30, 1996, the Trust had: (1) cash and cash equivalents of $29.5 million; (2) restricted cash of $12.2 million which is restricted as to use under terms of various escrow and lease agreements and the New Indenture (See "Developments During Fiscal 1996" below and "Liquidity and Capital Resources" under Item 7); and (3) invested assets consisting of 7 mortgage loans and 31 investments in real estate owned. Based upon the amounts of the Trust's invested assets as of September 30, 1996, approximately 47.1% of the Trust's portfolio was invested in California, 15.6% in Pennsylvania and 15.9% in New England states. Nationally, 22.7% of the amounts of its invested assets are in industrial or research and development properties, 27.0% in office buildings, 36.9% in shopping centers, 12.9% in apartments and 0.5% in other types of real estate properties.

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

        Under the 1995 Restructuring, the Trust and the Board of Trustees recommended to the Old Note holders that the Trust utilize a "prepackaged plan" of reorganization (the "Prepackaged Plan") governed by Chapter 11 title 11 of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"). The use of the Prepackaged Plan allowed the Trust, the Board of Trustees and holders of the Old Notes to agree in advance on the method and course of restructuring prior to the filing of the bankruptcy petition in Chapter 11. To this end, the Trust and certain holders who had acquired a significant portion of the Old Notes entered into an agreement of understanding (the "Agreement of Understanding") pursuant to which the Trust agreed to distribute to the holders of the Old Notes $25.0 million in cash prior to the Prepackaged Plan's petition date. Under this agreement, the principal holders (who held in excess of 80% of the Old Notes), among other things, agreed to vote in favor of the Prepackaged Plan when solicited. On April 11, 1995, the Trust paid $25.0 million pursuant to the Agreement of Understanding, with such payment to be credited against the cash payment of at least $50.0 million to be made to the holders of the Old Notes pursuant to the Prepackaged Plan.

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

        Pursuant to the Disclosure Statement, the solicitation of ballots in favor of the Prepackaged Plan expired at midnight (New York time) on August 17, 1995. On August 18, 1995, the Trust filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court commencing a bankruptcy case, Bankruptcy Case No. LA 95-31101-SB. The Prepackaged Plan was confirmed by the Bankruptcy Court by an order entered September 22, 1995. The Trust entered into an amended and restated indenture (the "Prior Indenture") with Wilmington Trust Company as trustee, an amended and restated collateral and security agreement (the "Prior Security Agreement"), a pledge agreement (the "Prior Pledge Agreement"), and a registration rights agreement (the "Registration
Rights  Agreement").  The Prepackaged Plan became  effective  September 29, 1995

(the "Effective Date") and provided for, among other things, (i) a 1 for 33.33 reverse stock split of the outstanding common shares affecting the shareholders of record as of September 29, 1995, and (ii) the issuance to holders of the
Trust's  debt  securities:  (a)  $110,000,000  principal  amount of newly issued
11-1/8%  Senior  Secured  Notes  due  2002  (the  "Prior  Senior  Notes"),   (b)
$71,000,000 in cash and (c) approximately 10,889,430 new common shares, par value $1.00 per share, representing, in the aggregate, approximately 97% of the common shares outstanding after the Effective Date (all common shares outstanding after the Effective Date hereinafter referred to as the "Common Shares").

                                  BUSINESS PLAN

        After the emergence from bankruptcy on September 29, 1995, the Trust determined that its strategic goals should focus on maximizing the Trust's overall return to shareholders. The Trust conducted a thorough investigation of its real estate properties in order to determine the future direction of the Trust's operations. The Trust refinanced its outstanding long-term indebtedness at a substantially lower rate of interest. The Trust also entered into an engagement letter with Merrill Lynch & Co. on October 15, 1996 to advise the Board with respect to options in achieving its strategic goals, including possible business combinations or bulk sales of assets.

        As a result of the property evaluations, the Trust will focus its ongoing operating activities in the California (primarily San Francisco and Los Angeles) and Mid-Atlantic markets. Specifically, the Trust believes an opportunity exists to enhance the value of its portfolio of retail, industrial and office properties in these geographic regions through active management, improvement in occupancy levels and market appreciation. Generally, real estate holdings outside these geographic regions and property types that are not consistent with the strategic plan will be divested in an orderly manner.

        Consistent with this policy, seven properties were transferred during fiscal 1996 from Held for Investment to Held for Sale. At September 30, 1996, the Trust owned 31 properties of which ten are classified as Held for Sale.

        Management may, from time to time, determine to sell one or more properties consistent with the Trust's strategic plan. In addition, the Trust may receive unsolicited bids for one or more properties and will consider such bids in light of management's assessment of such factors as the price offered for the properties, their possibility for future appreciation, the current return to the Trust from operating such properties, and the fit of such properties with the then existing portfolio of properties.

        As of September 30, 1996, the Trust had cash and marketable securities valued at approximately $41.7 million of which $12.2 million was restricted as to use under terms of various escrow and lease agreements and the New Indenture (See "Developments During Fiscal 1996" below and "Liquidity and Capital Resources" under Item 7). The Trust intends to use certain funds, together with funds from operations and net proceeds from the sale of assets, to make appropriate capital and tenant improvements to its properties. The Trust may also use available funds to reduce leverage, to make other investments (including investments in the Trust's Common Shares), or to make distributions to its shareholders, in each case subject to the terms of its debt instruments as in effect from time to time.

                         DEVELOPMENTS DURING FISCAL 1996

        In March 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of certain mortgage loans. The carrying value of the loans involved in these transactions totaled $50.5 million.

        On March 28, 1996, the Trust entered into a financing agreement with BlackRock Capital Finance L.P. which provided for the issuance of $67.4 million of new Floating Rate Notes ("Floating Rate Notes") to BlackRock Capital, which issuance occurred April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375 percent, payable monthly, and have a stated maturity date of May 1, 1999. The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay in full the Trust's outstanding 11.125% Senior Secured Notes and Mortgage Payable. The face amounts outstanding of the 11.125% Senior Secured Notes and the Mortgage Payable at the time of repayment were $110.0 million and $13.9 million, respectively.

        During the first quarter of fiscal 1996, the Trust received net proceeds of $0.3 million from the sale of land located in California.

        During the third quarter of fiscal 1996, the Trust received net proceeds of $13.9 million from the sale of five real estate properties. The properties comprised a total of 481,000 square feet of industrial or warehouse/office type facilities. Two were located in Massachusetts and one each was located in California, Minnesota and Pennsylvania.

        During the fourth quarter of fiscal 1996, the Trust received net proceeds of $12.4 million from the sale of three real estate properties. Included in these sales were two industrial/office type facilities, representing 154,000 square feet, and a 168 unit apartment complex. The properties were located in California, Pennsylvania and Indiana.

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

                              GOVERNMENT REGULATION

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

        The Trust believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances. To date, compliance with federal, state and local environmental protection regulations has not had a material effect upon the Trust.

        The Trust has made an application to the New Hampshire Department of Environmental Protection for a ground water monitoring permit. The Trust believes the cost of the monitoring program will not have a material adverse effect on the business, financial condition or results of operations of the Trust.

                                OTHER INFORMATION

        As of September 30, 1996, the Trust employed 16 people. The Trust also has engaged 19 independent property management firms to manage 27 of its properties. The Trust's current business constitutes a single business segment. The Trust is not dependent upon a single tenant or a limited number of tenants.

        The Trust's principal offices are currently located at 120 Albany Street, 8th Floor, New Brunswick, New Jersey 08901 and 22120 Clarendon Street, Suite 230, Woodland Hills, California 91367; the Trust's telephone numbers are
(908) 296-3080 and (818) 594-8586, respectively.

                              FRESH START REPORTING

        In connection with its emergence from Chapter 11 proceedings, the Trust implemented Fresh Start Reporting as provided in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting"). As a result, as of September 30, 1995 all assets were recorded at reorganization value and all liabilities were recorded to reflect their fair value. For additional information on this reporting method, see Notes to the Consolidated Financial Statements - Note 1 "Basis of Financial Information and Plan of Reorganization."


ITEM 2.  PROPERTIES.

                                 INVESTED ASSETS

        Although the Trust has continued to fund previously existing investment commitments and to fund limited tenant improvements and similar investments necessary to retain or obtain tenants, the Trust has not made any new investments in loans or properties since its Prior Bankruptcy Case filing, but it has continued to manage its investment portfolio.

        Loans are secured by first or junior mortgages. Loans made by the Trust were secured by mortgages on income-producing properties, including office buildings, shopping centers, industrial projects, apartments and condominium projects. When the Trust made investments, it abided by various restrictions consisting principally of loan-to-value ratios, investment ranges and percentage of total assets invested in loans to a single borrower.

        The Trust has 38 assets under management consisting of 7 loans and 31 real estate investments. At September 30, 1996, the Trust has classified these assets as follows:

                                                                                                   INVESTED ASSETS
                                                                                        -----------------------------------
                                                                   Number               Carrying Value                %
                                                                   ------               -----------------------------------
                                                                                            ($000)
Assets Held for Sale:
  Investments in partnerships ...............................          2                   $ 10,219                  8.1%
  Real estate investments ...................................          8                     38,171                 30.4%
                                                                   -----                   --------                -----
                                                                      10                     48,390                 38.5%
                                                                   -----                   --------                -----
Assets Held for Investment:
  Mortgage loans ............................................          7                        663                  0.5%
  Investments in partnerships ...............................          3                     13,486                 10.7%
  Real estate investments ...................................         18                     63,196                 50.3%
                                                                   -----                   --------                -----
                                                                      28                     77,345                 61.5%
                                                                   -----                   --------                -----

Total Invested Assets .......................................         38                   $125,735                100.0%
                                                                   =====                   ========                =====

        The Trust's invested assets are primarily located in major metropolitan areas throughout the United States. As of September 30, 1996, the Trust held investments in mortgage loans, investments in real estate and other interests in real properties located in 14 states.

        The location, general character and occupancy information with respect to the Trust's invested assets at September 30, 1996 are set forth in the schedules contained on the following pages.

                                                        VALUE PROPERTY TRUST

                                                       REAL ESTATE INVESTMENTS

                                                         SEPTEMBER 30, 1996


                                                                                        DATE                             OCCUPANCY
    ASSET NAME                     CITY                ST            ACQUIRED         OWNERSHIP         TOTAL SQ. FT.    @ 9/30/96
    ----------                     ----                --            --------         ---------         -------------    ---------
Junipers                       Yarmouth                ME             Feb-92             100%            188,087 SF         97.0%
Villa del Cresta               Florissant              MO             Feb-92             100%            333,038 SF         93.0%
                                                                                                       ---------
TOTAL APARTMENTS                                                                                         521,125 SF         94.4%
                                                                                                       ---------           -----

Parkway                        Richmond                CA             Jan-89             100%             87,654 SF         60.2%
Bay City Holdings*             Santa Monica            CA             Jan-95              85%            114,375 SF        100.0%
Moreno Valley                  Moreno Valley           CA             Nov-92             100%            251,090 SF        100.0%
Oaktree Industrial Park        San Dimas               CA             Oct-95             100%             27,095 SF         69.9%
Chino Business Park            Chino                   CA             Oct-95             100%             94,527 SF         56.0%
Avenue Hall                    Valencia                CA             Jul-91             100%             86,980 SF        100.0%
900 Bldg..                     Minneapolis             MN             Sep-93             100%            216,000 SF         94.8%
Keystone I Partnership*        Bristol Twp.            PA             Jun-93              70%            100,725 SF        100.0%
Fife-TPIP II*                  Fife (Tacoma)           WA             Dec-92              15%            332,508 SF        100.0%
                                                                                                       ---------
TOTAL INDUSTRIAL                                                                                       1,310,954 SF         92.7%
                                                                                                       ---------           -----

Stadium Towers                 Anaheim                 CA             Aug-88             100%             64,574 SF         85.4%
Nash                           El Segundo              CA             Jan-94             100%             45,851 SF         74.0%
Clarewood                      Woodland Hills          CA             May-92             100%             38,568 SF         91.2%
Summer Street                  Boston                  MA             Jan-90             100%             67,216 SF         81.9%
Turnpike                       Canton                  MA             Jan-91             100%             43,157 SF         46.9%
Burtonsville Commerce          Burtonsville            MD             Mar-95             100%             91,274 SF         91.9%
Keewaydin                      Salem                   NH             Aug-92             100%            125,230 SF         84.2%
Hoes Lane                      Piscataway              NJ             Aug-91             100%             37,238 SF         84.4%
Two Executive Campus           Cherry Hill             NJ             Oct-92             100%            102,310 SF         53.3%
Riverside Centre               Portland                OR             Aug-89             100%             99,233 SF        100.0%
Chestnut Street                Philadelphia            PA             Jan-91             100%             49,953 SF         75.6%
Pinebrook I                    King of Prussia         PA             May-87             100%             57,835 SF         88.7%
Pinebrook II                   King of Prussia         PA             May-87             100%             58,521 SF         95.1%
Six Sentry Parkway             Blue Bell               PA             Jun-94             100%             89,781 SF         74.8%
                                                                                                       ---------
TOTAL OFFICE                                                                                             970,741 SF         81.0%
                                                                                                       ---------           -----




                                                            (Continued)





                                                        VALUE PROPERTY TRUST

                                                REAL ESTATE INVESTMENTS -- Continued

                                                         SEPTEMBER 30, 1996


                                                                                        DATE                             OCCUPANCY
    ASSET NAME                     CITY                ST            ACQUIRED         OWNERSHIP         TOTAL SQ. FT.    @ 9/30/96
    ----------                     ----                --            --------         ---------         -------------    ---------
Creekside Partnership*         Vacaville               CA             Oct-94              80%            116,215 SF         72.9%
Newark Partnership*            Newark                  CA             Oct-94              90%             65,760 SF         80.4%
Paseo Padre                    Fremont                 CA             Oct-90             100%            195,092 SF         91.1%
Arcade Square                  Sacramento              CA             Sep-93             100%             76,452 SF         89.1%
Berdon Plaza                   Fairhaven               MA             Apr-91             100%            112,478 SF         72.7%
Bradford Plaza                 West Chester            PA             Aug-95             100%            123,881 SF         80.0%
                                                                                                       ---------

TOTAL RETAIL                                                                                             689,878 SF         81.8%
                                                                                                       ---------           -----

TOTAL PORTFOLIO                                                                                        3,492,698 SF         87.5%
                                                                                                       =========           =====


*The Trust has a partnership interest in this property.

See Notes to the Consolidated Financial Statements - Note 5 "Borrowings" for a discussion of encumbrances on real estate properties.

                                                        VALUE PROPERTY TRUST

                                             GEOGRAPHIC DISTRIBUTION OF INVESTED ASSETS

                                                         SEPTEMBER 30, 1996


State                                        Apartments               Industrial                  Office                   Retail
-----                                        ----------               ----------                  ------                   ------
California                                  $        --              $ 18,217,670               $ 7,195,087              $33,811,522
Delaware                                             --                        --                        --                       --
Georgia                                              --                        --                        --                       --
Maine                                         7,815,525                        --                        --                       --
Maryland                                             --                        --                 3,892,380                       --
Massachusetts                                        --                        --                 2,647,607                6,912,007
Minnesota                                            --                 2,187,439                        --                       --
Missouri                                      8,350,360                        --                        --                       --
New Hampshire                                        --                        --                 2,635,815                       --
New Jersey                                           --                        --                 2,020,401                       --
Oregon                                               --                        --                 6,337,362                       --
Pennsylvania                                         --                 4,706,280                 9,274,891                5,628,875
Virginia                                             --                        --                        --                       --
Washington                                           --                 3,438,377                        --                       --
                                            -----------              ------------               -----------              -----------
Totals                                      $16,165,885              $ 28,549,766               $34,003,543              $46,352,404
                                            ===========              ============               ===========              ===========

Percentage                                       12.86%                    22.71%                    27.04%                   36.86%
                                            ===========              ============               ===========              ===========

                                              Residential
State                                          Mortgages               Totals                   Percentage
-----                                          ---------               ------                   ----------
California                                     $ 39,442              $ 59,263,721                    47.13%
Delaware                                        101,372                   101,372                     0.08%
Georgia                                          35,611                    35,611                     0.03%
Maine                                                --                 7,815,525                     6.22%
Maryland                                        401,255                 4,293,635                     3.41%
Massachusetts                                        --                 9,559,614                     7.60%
Minnesota                                            --                 2,187,439                     1.74%
Missouri                                             --                 8,350,360                     6.64%
New Hampshire                                        --                 2,635,815                     2.10%
New Jersey                                           --                 2,020,401                     1.61%
Oregon                                               --                 6,337,362                     5.04%
Pennsylvania                                         --                19,610,046                    15.60%
Virginia                                         85,454                    85,454                     0.07%
Washington                                           --                 3,438,377                     2.73%
                                               --------              ------------                    -----
Totals                                         $663,134              $125,734,732
                                               ========              ============

Percentage                                        0.53%                                             100.00%
                                               =======                                              ======

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

        A discussion of events surrounding the Trust's 1995 prepackaged bankruptcy filing and an explanation of the material terms of the Trust's reorganization under the Prepackaged Plan are set forth in the section entitled "Recent Chapter 11 Case and 1995 Prepackaged Plan of Reorganization" under Item 1 above. Notwithstanding the confirmation of the Trust's Prepackaged Plan as of September 29, 1995, the bankruptcy court continued to have jurisdiction among other things, to resolve disputes that may arise under the Prepackaged Plan.

        A third party has alleged the existence of a purchase contract with respect to one of the Trust's properties which the Trust disputes. This dispute has led to litigation. However, the Trust believes that this litigation, when resolved, will not have a material adverse effect on the business, financial condition or results of operations of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED
         SHAREHOLDER MATTERS.

                  (a) MARKET INFORMATION

        The Trust's Common Shares are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "VLP". Prior to October 27, 1995 they were traded under the symbol "MRT". No dividends have been declared by the Trust in the past two years. The following table shows the high and low sales prices of the Trust's Common Shares as reported by the NYSE during each fiscal quarter for the past two years. The fiscal 1995 stock prices are adjusted to give effect to a 1 for 33.33 reverse stock split which occurred on October 2, 1995.

                                         High                Low
                                         ----                ---
1996
  First Quarter                        $11                 $10
  Second Quarter                       $13                 $10-1/2
  Third Quarter                        $12-5/8             $12-1/8
  Fourth Quarter                       $12-5/8             $11-3/4

1995
  First Quarter                        $ 8-11/32           $ 4-5/32
  Second Quarter                       $12-1/2             $ 6-1/4
  Third Quarter                        $11-15/32           $ 7-9/32
  Fourth Quarter                       $11-15/32           $ 9-3/8

        Pursuant to the conditions of the Prepackaged Plan, on October 2, 1995, the Trust directed the NYSE to effectuate a 1 for 33.33 reverse stock split of the Trust's outstanding Common Shares which resulted in a reduction of the Trust's outstanding Common Shares from approximately 11,226,215 to approximately 336,820. Simultaneously, and also pursuant to the conditions of the Prepackaged Plan in exchange for the release of certain debt by the Trust's noteholders, the Trust directed the NYSE to issue approximately 10,889,430 new Common Shares. The combined result of these actions by the Trust on the NYSE is that, as of October 2, 1995, substantially the same amount of Common Shares are authorized and outstanding as before the reverse stock split and issuance of new Common Shares and on October 2, 1995 the Trust's Common Shares were trading at $10-1/2.

        The Trust incurred net operating losses ("NOLs") for tax purposes from fiscal 1991 to 1996. Beginning in fiscal 1997, NOLs available to offset taxable income in future years will be approximately $102 million. These NOLs will be subject to Internal Revenue Code Section 382 annual limitations on the use of the NOLs. The Trust estimates this annual limitation to be approximately $6 million. Any portion of the NOLs not used in any taxable year can be carried forward up to fifteen years.

                  (b) HOLDERS OF COMMON SHARES

        There were approximately 4,050 record holders of the Trust's Common Shares at December 4, 1996.

                  (c) DIVIDENDS

        The Trust did not declare or pay any dividends during either the fiscal year ended September 30, 1996 or the fiscal year ended September 30, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                  SELECTED FINANCIAL DATA
                                     (dollars in thousands, except for per share data)

                                                  Post-Confirmation                             Pre-Confirmation
                                              ------------------------       -------------------------------------------------------
                                              Year Ended September 30,                      Years Ended September 30,
                                              ------------------------       -------------------------------------------------------
                                                        1996                   1995            1994           1993            1992
                                                      --------           |   --------        --------       --------       --------
OPERATING DATA
Total revenue                                         $ 35,066           |   $ 39,464        $ 36,277       $ 38,342       $ 42,009
Interest and other operating expenses                   25,746           |     52,120          47,668         43,967         42,077
Depreciation and amortization                            2,347           |      7,306           5,839          5,500          4,470
Provision for losses                                        --           |      3,000           2,000         37,000         32,000
                                                      --------           |   --------        --------       --------       --------
Income (loss) from operations                                            |
  before reorganization items                                            |
  and extraordinary items                                6,973           |    (22,962)        (19,230)       (48,125)       (36,538)
Reorganization items                                                     |
Professional fees and other                                              |
  expenses, net                                             --           |      5,778           2,360          5,844            934
Write down of invested assets                                            |
  to reorganization value                                   --           |     66,597              --             --             --
                                                      --------           |   --------        --------       --------       --------
Income (loss) before                                                     |
  extraordinary item                                     6,973           |    (95,337)        (21,590)       (53,969)       (37,472)
Extraordinary item - gain on                                             |
  extinguishment of debt                                    --           |     75,304              --             --             --
                                                      --------           |   --------        --------       --------       --------
Net income (loss)                                     $  6,973           |   $(20,033)       $(21,590)      $(53,969)      $(37,472)
                                                      ========           |   ========        ========       ========       ========
                                                                         |
Net income per share*                                   $ 0.62           |
                                                      ========           |
                                                                         |
OTHER DATA                                                               |
Funds from Operations (a):                                               |
  Net income (loss)                                     $6,973           |   $(20,033)       $(21,590)      $(53,969)      $(37,472)
  Depreciation and amortization                          2,347           |      7,306           5,839          5,500          4,470
  Reorganization expenses                                   --           |     72,375           2,360          5,844            934
  Extraordinary item-gain on                                             |
    the extinguishment of debt                              --           |    (75,304)             --             --             --
                                                      --------           |   --------        --------       --------       --------
Total                                                 $  9,320           |   $(15,656)       $(13,391)      $(42,625)      $(32,068)
                                                      ========           |   ========        ========       ========       ========

                                                  Post-Confirmation                                   Pre-Confirmation
                                            -----------------------------                -------------------------------------------
                                            September 30,   September 30,                September 30,  September 30,  September 30,
                                                1996            1995                         1994           1993           1992
                                            -------------   -------------       |        -------------  -------------  -------------
BALANCE SHEET DATA                                                              |
Invested assets                               $125,735        $207,120          |            $309,973       $347,526       $424,394
Total assets                                  $172,411        $232,329          |            $364,740       $353,874       $427,268
Allowance for losses                          $     --        $     --          |            $ 13,430       $ 11,808       $ 19,353
Senior notes (due 1999)                       $ 63,226        $     --          |            $     --       $     --       $     --
Senior notes (due 2002)                       $     --        $109,975          |            $     --       $     --       $     --
Senior notes (due 1995)                       $     --        $     --          |            $290,000       $290,000       $312,000
Mortgage payable                              $     --        $ 17,535          |            $ 17,593       $ 17,572       $ 15,615
Shareholders' equity                          $107,047        $100,074          |            $ 20,033       $ 41,623       $ 95,592

* Net income (loss) per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) Funds From Operations ("FFO") is defined as net income, excluding gains and losses from debt restructuring and sales of real estate, plus depreciation and amortization of assets related to real estate and after adjustments for unconsolidated partnerships and joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              MANAGEMENT DISCUSSION

        Value Property Trust is a Maryland REIT engaged in the business of managing its portfolio of real estate investments. On October 26, 1995, the Trust's name was changed from Mortgage and Realty Trust to Value Property Trust. On September 29, 1995, the Trust's Prepackaged Plan of Reorganization was declared effective by the United States Bankruptcy Court for the Central District of California.

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

        In connection with its emergence from Chapter 11 proceedings, the Trust implemented Fresh Start Reporting as of September 30, 1995. Fresh Start Reporting was required because: (1) the reorganization value of the Trust's assets immediately before the date of confirmation was less than the total of all post-petition liabilities; (2) there was more than a 50% change in the ownership of the Trust; and (3) there was a permanent and substantive loss of control by existing shareholders. As a result, all assets and liabilities were restated to reflect their appropriate value or fair value. The post-confirmation financial statements and schedules amounts have been segregated by a black line in order to signify that the financial statements and schedules are that of a new reporting entity and have been prepared on a basis which is not comparable to the pre-confirmation financial statements and schedules (See Notes to the Consolidated Financial Statements - Note 1 "Basis of Financial Information and Plan of Reorganization" for additional information concerning Fresh Start Reporting).

        The following section includes a discussion and analysis of the results of operations for the years ended September 30, 1996, 1995 and 1994 and should be read in conjunction with the consolidated financial statements and the notes thereto. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

                              RESULTS OF OPERATIONS

        The Trust reported net income for fiscal 1996 of $7.0 million or $0.62 per share compared to a net loss of $20.0 million for fiscal 1995 and a net loss of $21.6 million for fiscal 1994. The 1995 loss includes: (1) reorganization items for professional fees of $6.2 million, interest income of $0.4 million and an adjustment that reduced invested assets by $66.6 million as a result of the adoption of Fresh Start Reporting; and (2) an extraordinary item of $75.3 million reflecting the gain on extinguishment of debt. The Trust had income from operations, before reorganization and extraordinary items of $7.0 million in fiscal 1996 compared to the loss of $23.0 million for fiscal 1995 and a loss of $19.2 million for fiscal 1994.

        Rental income was $26.9 million for fiscal 1996 compared to $24.6 million for fiscal 1995 and $18.5 million for fiscal 1994. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $3.6 million, $2.3 million and $1.7 million for fiscal 1996, 1995 and 1994, respectively. The increases in rental income and reimbursed expenses on rental properties are the result of continued foreclosure on real estate properties and improvement in occupancy levels. At September 30, 1996, the Trust owned 31 real estate properties compared to 38 and 34 at September 30, 1995 and 1994, respectively. Two properties were added early during fiscal 1996 as a result of foreclosures. Nine properties were sold during fiscal 1996, of which eight occurred during the last two quarters. Two of the eight property sales occurred during the last month of fiscal 1996. As a result of the timing of the foreclosures and the property sales, the Trust recorded operations on real estate properties for a longer time period on a greater number of properties during fiscal 1996 than fiscal 1995. Occupancy levels increased to 87.5% at September 30, 1996 compared to 81.1% and 79.6% at September 30, 1995 and 1994, respectively.

        Interest and fee income on mortgage loans was $2.9 million for fiscal 1996 compared to $9.4 million in fiscal 1995. In March 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of certain mortgage loans. As a result, interest income earned on the mortgage loan portfolio will be substantially reduced in the future. The Trust's remaining mortgage loan portfolio is currently less than $0.7 million. Interest and fee income decreased from $14.7 million in fiscal 1994 to $9.4 million in fiscal 1995. The fiscal 1995 decrease resulted primarily from a reduction in earning mortgage loans which averaged $97.8 million for fiscal 1995 compared to $131.4 million for fiscal 1994. During fiscal 1995, mortgage loans of approximately $10.9 million were transferred to real estate and $22.7 million have been repaid.

        Interest on short-term investments was $1.7 million for fiscal 1996 compared to $3.1 million and $1.2 million for fiscal years 1995 and 1994, respectively. The decrease in fiscal 1996 is due to the reduction in cash balances as a result of a $25.0 million payment made on April 11, 1995 and an additional $46.0 million payment made on September 29, 1995 to the Old Note Holders in conjunction with the 1995 Restructuring. Prior to these payments, the Trust was continuing to accumulate cash and since September 30, 1993, had not made payments of interest or principal on its indebtedness. Available cash averaged $28.9 million for fiscal 1996 compared to $57.6 million and $32.0 million in fiscal years 1995 and 1994, respectively. At September 30, 1996, cash and cash equivalents, including restricted cash, were $41.7 million compared to $16.8 million at September 30, 1995.

        Interest expense for fiscal 1996 totaled $10.5 million compared to $35.9 million and $33.0 million for fiscal years 1995 and 1994, respectively. The Trust's average borrowing cost for fiscal 1996 was 10.6% compared to 13.3% and 10.7% for fiscal years 1995 and 1994, respectively. Included in interest expense is the amortization of deferred costs incurred in obtaining debt financing which are amortized over the term of the debt agreement.

        Depreciation and amortization on rental properties for fiscal 1996 was $2.3 million compared to $7.3 million and $5.8 million for fiscal 1995 and 1994, respectively. The decrease in fiscal 1996 was primarily a result of the adoption of Fresh Start Reporting. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Held for Sale from Held for Investment.

        Operating expenses on rental properties increased to $12.1 million in fiscal 1996 from $11.7 million for fiscal 1995 and $9.8 million for fiscal 1994. The increases in expenses on rental properties are the result of continued foreclosure of real estate properties and improvement in occupancy levels. At September 30, 1996 the Trust owned 31 real estate properties compared to 38 and 34 at September 30, 1995 and 1994, respectively. A total of two properties were added early during the year as a result of foreclosures. Nine properties were sold during fiscal 1996, eight of which occurred during the last two quarters. Occupancy levels increased to 87.5% at September 30, 1996 compared to 81.1% and 79.6% at September 30, 1995 and 1994, respectively.

        Other operating expenses were $3.2 million for fiscal 1996 compared to $4.5 million and $4.8 million for fiscal years 1995 and 1994, respectively. The fiscal 1996 decrease was a result of reduced staffing, insurance premiums, occupancy costs, Trustee fees and expenses and office and computer expense. Partially offsetting the decline was an increase in professional fees which includes legal and accounting fees. The decrease in fiscal 1995 from fiscal 1994 was primarily due to a decrease in professional fees and expenses.

        The Trust, in fiscal 1995, recorded a $75.3 million extraordinary item-gain on extinguishment of debt against interest and principal due of $331.4 million on the Old Notes.

        As a result of implementing Fresh Start Reporting on September 30, 1995, the Trust wrote down its real estate investments by $66.6 million to reorganization value. In addition, net reorganization expenses incurred by the Trust were $5.8 million in fiscal 1995, compared to $2.4 million in fiscal 1994. These expenses reflected professional fees incurred by the representatives of the creditors, shareholders and the Trust. The 1995 Restructuring was completed in the fourth quarter of fiscal 1995.

        The Trust did not provide for a provision for losses in fiscal 1996. The provision for losses was $3.0 million and $2.0 million in fiscal 1995 and fiscal 1994, respectively. With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for losses was reset to zero. Further provisions for losses on mortgage loans and related investments may be necessary if there is deterioration in real estate markets, or there is a significant increase in the Trust's cost of capital.

                         LIQUIDITY AND CAPITAL RESOURCES

        Prior to its 1995 Restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, management believes the cash flow from operating activities will be sufficient to meet minimum debt service requirements. The Trust expects to fund capital expenditures from available funds from operations and cash on hand. However, the Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligations can be adversely impacted by a negative change in the economy, particularly as those changes may relate to real estate assets.

        Taxable income required to be distributed in order for the Trust to maintain its REIT status will be less than income reported for financial statement purposes under generally accepted accounting principles due to differences related to depreciation, use of NOLs (subject to the Code Section 382 limitations) and timing differences related to bad debt deductions.

        On March 28, 1996, the Trust entered into a financing agreement which provided for the issuance of $67.4 million of Floating Rate Notes, which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375 percent, payable monthly, and have a stated maturity date of May 1, 1999.

        The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds. Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At September 30, 1996, the Trust was in compliance with the New Indenture.

        The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996.

        Effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Cap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Cap.

        During fiscal 1996 the Trust reclassified seven properties totaling $18.7 million to Real Estate Owned Held for Sale from Real Estate Owned Held for Investment. During fiscal 1996 the Trust received $26.6 million in net proceeds from the sale of nine properties with a carrying value of $19.2 million classified as Real Estate Owned Held for Sale.

        The Trust's cash flow is derived from operating, investing and financing activities. Cash flow provided from operating activities increased to $9.4 million in fiscal 1996 compared to a decrease of $50.9 million in fiscal 1995. In 1995, cash flow provided from operating activities decreased substantially as a result of a $32.6 million reduction in interest payable. Interest payable increased $32.2 million in fiscal 1994 from 1993 as the Trust did not generate cash flow sufficient to service the Old Notes and was in default as to the payment of principal and interest.

        Cash provided by investing activities increased substantially to $79.8 million in fiscal 1996 compared to $12.1 million and $32.4 million in fiscal 1995 and 1994, respectively. Real estate sales activity increased in fiscal 1996 to $27.1 million from $3.3 million and $6.4 million in fiscal 1995 and 1994, respectively. In fiscal 1996, the Trust completed the disposition of substantially all of the its mortgage loan portfolio through a series of transactions which contributed $55.5 million of the $79.8 million in cash provided by investing activities. Repayments on mortgage loans declined in fiscal 1996 to $0.3 million from $22.7 million and $34.3 million in fiscal 1995 and 1994, respectively. Prior to the 1995 Restructuring, the Trust had offered discounts on the repayment of mortgage loans and had sold real estate in an effort to generate cash to meet principal and interest payments on the Old Notes.

        Cash used in financing activities increased to $69.7 million in fiscal 1996 compared to $8.5 million and $3.0 million in fiscal 1995 and 1994, respectively. The fiscal 1996 increase is primarily due to the repayment of $114.1 million and $17.5 million on its indebtedness and Mortgage Payable, respectively, offset by the issuance of $67.4 million in Floating Rate Notes. The increase in fiscal 1995 is primarily a result of a $4.6 million principal payment on the Old Notes. Principal payments were not made in 1994 as the Trust was in default as to principal and interest payments on the Old Notes.

        In fiscal 1994, as a result of being in default and not making scheduled payments with respect to the Old Notes, cash and cash equivalents increased from $11.5 million to $57.3 million. However, as a result of the Prepackaged Plan of Reorganization, principal and interest payments were made in fiscal 1995 and cash and cash equivalents decreased to $10.0 million at the end of fiscal 1995. In fiscal 1996, cash and cash equivalents increased to $29.5 million as a result of refinancing the Trust's indebtedness, the disposition of substantially all of the mortgage loan portfolio and the sale of real estate properties.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data are as set forth in the "Index to Financial Statements."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Information with respect to the Changes In and Disagreements With Accountants on Accounting and Financial Disclosure is incorporated by reference under caption "Independent Auditors" of the Registrant's definitive Proxy Statement for the Annual Shareholder Meeting to be held February 25, 1997. Reference is also made in Exhibit 16.

                                    PART III


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information with respect to the Trust's Trustees and Executive Officers is incorporated by reference under captions "Information Regarding Executive Officers" and "Information Regarding Nominees for Election as Trustees" of the Registrant's definitive Proxy Statement for the Annual Shareholder Meeting to be held February 25, 1997.


ITEM 11. TRUSTEE AND EXECUTIVE COMPENSATION.

        Information with respect to the Trust's Trustees and Executive compensation is incorporated by reference under captions "Trustee Compensation", "Executive Compensation" and "Option Grants in Fiscal Year 1996; Aggregated Option Exercises in Fiscal Year 1996 and Fiscal Year-End 1996 Option Values" of the Registrant's definitive Proxy Statement for the Annual Shareholder Meeting to be held February 25, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information with respect to the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference under caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Shareholder Meeting to be held February 25, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the information contained in Note 14 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Documents Filed as a Part of the Report.

        The following documents are filed as part of this report.

        1. Financial Statements. The financial statements of the Trust are set forth in the "INDEX TO FINANCIAL STATEMENTS".

        2.  Financial Statement Schedules. See 3(d) below.

        3.  Exhibits.

            (a)  Exhibits are as set forth in the "INDEX TO EXHIBITS".

            (b)  REPORTS ON FORM 8-K. None.

            (c) EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE. Exhibits are set forth in the "INDEX TO EXHIBITS". Where so indicated by footnote in the index, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. Copies of the exhibits are available to shareholders upon payment of $0.25 per page fee to cover the Trust's expenses in furnishing the exhibits. For copies contact: Value Property Trust, 120 Albany Street, 8th floor, New Brunswick, New Jersey 08901.

            (d) Financial Statement Schedules, except those indicated in the "INDEX TO FINANCIAL STATEMENTS", have been omitted because the required information is included in the financial statements or notes thereto, or the amounts are not significant.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  VALUE PROPERTY TRUST



                                                  By: /s/ George R. Zoffinger
                                                      --------------------------
                                                          George R. Zoffinger
                                                          President and Chief
                                                          Executive Officer
Date: December 27, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Each person in so signing also makes constitutes and appoints George R. Zoffinger, President and Chief Executive Officer of Value Property Trust, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.


/s/ Jeffrey A. Altman           Chairman and Trustee           December 27, 1996
--------------------------
    Jeffrey A. Altman

/s/ George R. Zoffinger         President, Chief Executive     December 27, 1996
--------------------------      Officer and Trustee
    George R. Zoffinger         (Principal Executive Officer)


/s/ Robert T. English           Secretary, Treasurer and       December 27, 1996
--------------------------      Chief Financial Officer
    Robert T. English           (Principal Financial and
                                Accounting Officer)

/s/ Martin Bernstein            Trustee                        December 27, 1996
--------------------------
    Martin Bernstein

/s/ Richard S. Frary            Trustee                        December 27, 1996
--------------------------
    Richard S. Frary

/s/ Richard B. Jennings         Trustee                        December 27, 1996
--------------------------
    Richard B. Jennings

/s/ John B. Levy                Trustee                        December 27, 1996
--------------------------
    John B. Levy

/s/ Carl A. Mayer, Jr.          Trustee                        December 27, 1996
--------------------------
    Carl A. Mayer, Jr.

                              VALUE PROPERTY TRUST


                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Consolidated Financial Statements

    Consolidated Statement of Operations
    (Years ended September 30, 1996, 1995 and 1994)

    Consolidated Balance Sheet
    (September 30, 1996 and 1995)

    Consolidated Statement of Cash Flows
    (Years ended September 30, 1996, 1995 and 1994)

    Consolidated Statement of Shareholder's Equity
    (Years ended September 30, 1996, 1995 and 1994)

Notes to the Consolidated Financial Statements

Financial Statements Schedules

    Schedule XI -- Real Estate Accumulated
    Depreciation and Amortization (September 30, 1996)

    Schedule XII -- Mortgage Loans on Real Estate
    (September 30, 1996)

                         REPORT OF INDEPENDENT AUDITORS











To the Trustees and Shareholders of
Value Property Trust:

        We have audited the consolidated financial statements and the financial statement schedules of Value Property Trust listed in Item 14(a) of this Form 10-K as of and for the year ended September 30, 1996. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedules of Value Property Trust as of September 30, 1995, and for the years ended September 30, 1995 and 1994, were audited by other auditors whose report dated November 10, 1995, included an emphasis of matter paragraph which described the reorganization and the implementation of Fresh Start Reporting as discussed in Note 1 to the financial statements.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Value Property Trust as of September 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the related 1996 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.



New York, New York
November 27, 1996

                         REPORT OF INDEPENDENT AUDITORS





Trustees and Shareholders
Value Property Trust

        We have audited the balance sheets of Value Property Trust (formerly Mortgage and Realty Trust) at September 30, 1995 and 1994 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As more fully described in the financial statements, on September 22, 1995, the Bankruptcy Court confirmed the Trust's plan of reorganization which was consummated on September 29, 1995 permitting the Trust to emerge from proceedings under the Bankruptcy Code. The Trust implemented the guidance as to the accounting for entities emerging from Chapter 11 set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("Fresh Start Reporting") as of September 30, 1995. Due to the reorganization and the implementation of Fresh Start Reporting, assets were recorded at reorganization value, liabilities were recorded at fair values and outstanding obligations were discharged primarily in exchange for cash, new indebtedness and equity. As a result, the balance sheet at September 30, 1995 reflects a new basis of accounting and, accordingly, is not comparable to balance sheets prior to that date.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Value Property Trust, at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP



Philadelphia, Pennsylvania
November 10, 1995

                                                        VALUE PROPERTY TRUST
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED SEPTEMBER 30
                                               (amounts in thousands except per share)
                                                                                POST-                             PRE-
                                                                            CONFIRMATION                      CONFIRMATION
                                                                            ------------             ------------------------------
                                                                                1996                  1995                   1994
                                                                            ------------    |        --------              --------
Revenue:                                                                                    |
Rental properties:                                                                          |
  Rental income                                                               $ 26,925      |        $ 24,608              $ 18,495
  Operating expense reimbursement                                                3,557      |           2,286                 1,705
Interest and fee income on mortgage loans                                        2,853      |           9,353                14,725
Interest on short-term investments                                               1,713      |           3,086                 1,238
Other                                                                               18      |             131                   114
                                                                              --------      |        --------              --------
                                                                                35,066      |          39,464                36,277
                                                                              --------      |        --------              --------
Expenses:                                                                                   |
Interest                                                                        10,489      |          35,900                33,002
Rental properties:                                                                          |
  Depreciation and amortization                                                  2,347      |           7,306                 5,839
  Operating                                                                     12,084      |          11,702                 9,827
Other operating expenses                                                         3,173      |           4,518                 4,839
Provision for losses on mortgage loans and related investments                      --      |           3,000                 2,000
                                                                              --------      |        --------              --------
                                                                                28,093      |          62,426                55,507
                                                                              --------      |        --------              --------
Income (loss) from operations before reorganization items,                                  |
  and extraordinary item                                                         6,973      |         (22,962)              (19,230)
                                                                              --------      |        --------              --------
Reorganization items:                                                                       |
  Professional fees and other                                                       --      |           6,219                 2,360
  Interest income                                                                   --      |            (441)                   --
  Write down of invested assets to reorganization value                             --      |          66,597                    --
                                                                              --------      |        --------              --------
Total reorganization items                                                          --      |          72,375                 2,360
                                                                              --------      |        --------              --------
Income (loss) before extraordinary item                                          6,973      |         (95,337)              (21,590)
                                                                              --------      |        --------              --------
Extraordinary item-gain on extinguishment of debt                                   --      |          75,304                    --
                                                                              --------      |        --------              --------
Net income (loss)                                                             $  6,973      |        $(20,033)             $(21,590)
                                                                              ========      |        ========              ========
Net income per share*                                                           $ 0.62      |
                                                                              ========      |
Weighted average number of common shares outstanding                            11,226      |          11,226                11,226

*Net income (loss) per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          See accompanying notes to consolidated financial statements.

                              VALUE PROPERTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                               AS OF SEPTEMBER 30

                             (dollars in thousands)
                                                                   1996         1995
                                                                 --------     --------
                                ASSETS
Assets Held For Sale:
     Mortgage loans ........................................     $   --       $ 21,966
     Investment in partnerships ............................       10,219        5,220
     Real estate owned .....................................       38,171       42,059
                                                                 --------     --------
                                                                   48,390       69,245
                                                                 --------     --------
Assets Held For Investment:
     Mortgage loans ........................................          663       35,013
     Investment in partnerships ............................       13,486       20,648
     Real estate owned .....................................       63,196       81,581
     Notes receivable ......................................         --            633
                                                                 --------     --------
                                                                   77,345      137,875
                                                                 --------     --------

Total Invested Assets ......................................      125,735      207,120

Cash and cash equivalents ..................................       29,501        9,977
Restricted cash ............................................       12,213        6,791
Interest receivable and other assets .......................        4,962        8,441
                                                                 --------     --------

Total Assets ...............................................     $172,411     $232,329
                                                                 ========     ========

                            LIABILITIES

Senior Secured Notes (Due 1999) ............................     $ 63,226          $--
Senior Secured Notes (Due 2002) ............................         --        109,975
Mortgage payable ...........................................         --         17,535
Accounts payable and accrued expenses ......................        1,804        4,745
Interest payable ...........................................          334         --
                                                                 --------     --------
Total Liabilities ..........................................       65,364      132,255
                                                                 --------     --------
Commitments and contingencies

(Continued)

                              VALUE PROPERTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                         AS OF SEPTEMBER 30 -- Continued

                             (dollars in thousands)
                                                                   1996         1995
                                                                 --------     --------
                      SHAREHOLDERS' EQUITY

Preferred Shares, $1 par value: 3,500,000 shares authorized,
  none issued ..............................................         --           --
Common Shares, $1 par value: 20,000,000 shares authorized,
  11,226,310 and 11,226,215 shares issued and outstanding ..       11,226       11,226
Additional paid-in capital .................................       88,848       88,848
Accumulated earnings .......................................        6,973         --
                                                                 --------     --------
Total Shareholders' Equity .................................      107,047      100,074
                                                                 --------     --------
Total Liabilities and Shareholders' Equity .................     $172,411     $232,329
                                                                 ========     ========































          See accompanying notes to consolidated financial statements.

                                                        VALUE PROPERTY TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE YEARS ENDED SEPTEMBER 30

                                                       (dollars in thousands)

                                                                                       POST-                        PRE-
                                                                                    CONFIRMATION                CONFIRMATION
                                                                                    ------------        ---------------------------
                                                                                        1996              1995               1994
                                                                                    ------------   |    ---------         ---------
Net income (loss) ............................................................        $   6,973    |    $ (20,033)        $ (21,590)
Adjustments to reconcile net income (loss) to net cash                                             |
  provided by (used in) operating activities:                                                      |
    Write down of invested assets to reorganization value ....................             --      |       66,597              --
    Extraordinary item-gain on extinguishment of debt ........................             --      |      (75,304)             --
    Depreciation and amortization on real estate .............................            2,347    |        7,306             5,839
    Provision for losses .....................................................             --      |        3,000             2,000
  (Decrease) increase in accounts payable and accrued expenses ...............           (2,942)   |          199              (217)
  Increase (decrease) in interest payable ....................................              334    |      (32,568)           32,156
  Decrease (increase) in receivables and other assets ........................            2,675    |         (576)           (1,160)
  Net change in interest reserves, deferred income ...........................             --      |         (162)             (582)
  Recoveries of charge-offs to allowance for losses ..........................             --      |          631             1,019
  Other ......................................................................             --      |         --                (967)
                                                                                      ---------    |    ---------         ---------
Total adjustments ............................................................            2,414    |      (30,877)           38,088
                                                                                      ---------    |    ---------         ---------
Net cash provided by (used in) operating activities ..........................            9,387    |      (50,910)           16,498
                                                                                      ---------    |    ---------         ---------
                                                                                                   |
Cash flows from investing activities: Investment in real estate:                                   |
    Real estate owned ........................................................           (4,550)   |      (11,283)           (7,116)
    Advances on mortgage loans ...............................................              (73)   |         (733)           (1,337)
    Partnerships .............................................................             (344)   |       (2,211)             --
  Principal repayments on mortgage loan receivables ..........................              332    |       22,711            34,308
  Proceeds from the sale of real estate ......................................           27,093    |        3,350             6,360
  Proceeds from the sale of mortgage loans and notes receivable ..............           57,047    |         --                --
  Repayments on notes receivable .............................................              338    |          217               168
                                                                                      ---------    |    ---------         ---------
Net cash provided by investing activities ....................................           79,843    |      12,051            32,383
                                                                                      ---------    |   ---------         ---------


(Continued)

                                                        VALUE PROPERTY TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED SEPTEMBER 30 -- Continued

                                                       (dollars in thousands)

                                                                                       POST-                        PRE-
                                                                                    CONFIRMATION                CONFIRMATION
                                                                                    ------------        ---------------------------
                                                                                        1996              1995               1994
                                                                                    ------------   |    ---------         ---------
Cash flows from financing activities:                                                              |
  Payment of mortgage payable ................................................          (17,535)   |          (58)             --
  Principal payment of senior secured notes (due 2002) .......................         (109,975)   |       (4,647)             --
  Principal payment of senior secured notes (due 1999) .......................           (4,153)   |         --                --
  Borrowing of senior notes (due 1999) .......................................           67,379    |         --                --
  Increase in restricted cash ................................................           (5,422)   |       (3,808)           (2,983)
                                                                                      ---------    |    ---------         ---------
Net cash used in financing activities ........................................          (69,706)   |       (8,513)           (2,983)
                                                                                      ---------    |    ---------         ---------
Net increase (decrease) in cash and cash equivalents .........................           19,524    |      (47,372)           45,898
Cash and cash equivalent and beginning of period .............................            9,977    |       57,349            11,451
                                                                                      ---------    |    ---------         ---------
Cash and cash equivalent at end of period ....................................        $  29,501    |    $   9,977         $  57,349
                                                                                      ---------    |    ---------         ---------
                                                                                                   |
Supplemental schedule of non-cash investing activities:                                            |
  Charge-offs against allowance for losses ...................................        $    --      |    $   5,515         $     378
                                                                                      ---------    |    ---------         ---------
  Transfer of mortgage loans to real estate owned ............................        $   5,120    |    $  10,900         $  13,100
                                                                                      ---------    |    ---------         ---------
                                                                                                   |
Interest Paid ................................................................        $   9,972    |    $    --           $    --
                                                                                      ---------    |   ---------         ---------















          See accompanying notes to consolidated financial statements.

                                                        VALUE PROPERTY TRUST


                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                       (amounts in thousands)

                                                                         ADDITIONAL           ACCUMULATED                TOTAL
                                               COMMON SHARES              PAID-IN              (DEFICIT)             SHAREHOLDERS'
                                           SHARES        AMOUNT           CAPITAL              EARNINGS                 EQUITY
                                           ------       --------          --------             --------                --------

Balance at September 30, 1993              11,226       $ 11,226          $182,375            $(151,978)               $ 41,623

Net loss                                       --             --                --              (21,590)                (21,590)
                                           ------       --------          --------             --------                --------

Balance at September 30, 1994              11,226         11,226           182,375             (173,568)                 20,033

Net loss                                       --             --                --              (20,033)                (20,033)

Reverse stock split                       (10,889)       (10,889)         (268,905)                  --                (279,794)
Issuance of Common Stock                   10,889         10,889           175,378                   --                 186,267

Adjustment to restate
  accumulated deficit to zero                  --             --                --              193,601                 193,601
                                           ------       --------          --------             --------                --------


====================================================================================================================================



Balance at September 30, 1995              11,226         11,226            88,848                    0                 100,074
                                           ------       --------          --------             --------                --------

Net income                                     --             --                --                6,973                   6,973
                                           ------       --------          --------             --------                --------

Balance at September 30, 1996              11,226       $ 11,226          $ 88,848             $  6,973                $107,047
                                           ======       ========          ========             ========                ========










          See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF FINANCIAL INFORMATION AND PLAN OF REORGANIZATION

        On September 29, 1995, the Trust's Prepackaged Plan of Reorganization was declared effective by the United States Bankruptcy Court for the Central District of California.

        Under the Prepackaged Plan, holders of the Trust's $290,000,000 principal amount of Senior Secured Uncertificated Notes due 1995 received (i) $110,000,000 principal amount of newly issued 11-1/8% Senior Secured Notes due 2002, (ii) $71,000,000 ($25,000,000 paid in April 1995) in cash and (iii)
approximately 10,889,430 newly issued Common Shares representing, in the aggregate, approximately 97% of the Common Shares outstanding after the effective date. In connection with the Prepackaged Plan, the Trust effected a 1 for 33.33 reverse stock split of all outstanding Common Shares.

        In connection with its emergence from the Chapter 11 proceeding, the Trust implemented Fresh Start Reporting as of September 30, 1995, as set forth in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The Trust adopted Fresh Start Reporting because (i) the holders of existing voting shares immediately before filing and confirmation of the Prepackaged Plan received less than 50% of the voting shares of the new entity and (ii) the reorganization value immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, as shown below:

                                                                      ($ in 000)
                                                                      ---------
Total post-petition liabilities and allowed claims ...........        $ 351,833
Reorganization value .........................................         (278,354)
                                                                      ---------

Excess of liabilities over reorganization value ..............        $  73,479
                                                                      =========


        The post-confirmation financial statements and schedules amounts have been segregated by a black line in order to signify that the financial statements and schedules are that of a new reporting entity and have been prepared on a basis which is not comparable to the pre-confirmation financial statements and schedules.

        The Trust based the reorganization value of assets on the mid-point of the range of values prepared by independent specialists in the field of real estate valuation. The valuation of its real estate investments was prepared as of March 31, 1995 and was adjusted to September 30, 1995 for various accounts such as cash and cash equivalents, accounts receivable and accounts payable.

        The Trust's liabilities were stated at their fair value. The difference between reorganization value of the assets and the fair value of the liabilities was recorded as an adjustment to shareholders' equity with the accumulated deficit restated to zero.

        The real estate valuation analysis reflected the selection of 26 assets which represented 81% of the Trust's book value at March 31, 1995. The selection was divided between east coast and west coast assets and generally represented the highest dollar values in the portfolio.

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

        The effect of the Fresh Start Reporting on the Trust's historical cost balance sheet at September 30, 1995 is as follows:

                                                     PRE-               REORGANIZATION           FRESH START             POST-
                                                 CONFIRMATION             ADJUSTMENTS            ADJUSTMENTS         CONFIRMATION
                                                 ------------             -----------            -----------         ------------
(dollars in thousands)
ASSETS
     Assets held for sale:
         Mortgage loans                             $ 30,225                                   ($  8,259) (E)           $ 21,966
         Investments in partnerships                   6,478                                      (1,258) (E)              5,220
         Real estate owned                            50,406                                      (8,347) (E)             42,059
                                                    --------             --------              ---------                --------
                                                      87,109                    0                (17,864) (E)             69,245
                                                    --------             --------              ---------                --------
     Assets held for investment:
         Mortgage loans                               46,721                                     (11,708) (E)             35,013
         Investments in partnerships                  26,249                                      (5,601) (E)             20,648
         Notes receivable                                700                                         (67) (E)                633
         Real estate owned                           124,484                                     (42,903) (E)             81,581
                                                    --------             --------              ---------                --------
                                                     198,154                    0                (60,279) (E)            137,875
                                                    --------             --------              ---------                --------
                                                     285,263                    0                (78,143) (E)            207,120
Less: allowance for losses                           (11,546)                                     11,546  (E)                  0
                                                    --------             --------              ---------                --------
                                                     273,717                    0                (66,597) (E)            207,120

Cash and cash equivalents                             56,002              (46,025) (A)                                     9,977
Restricted cash                                        6,791                                                               6,791
Interest receivable and other assets                   8,441                                                               8,441
                                                    --------             --------              ---------                --------
         Total Assets                               $344,951             ($46,025)              ($66,597)               $232,329
                                                    --------             --------              ---------                --------
LIABILITIES
     Senior Notes Due 1995                          $290,000            ($290,000) (B)                                  $      0
     Senior Notes Due 2002                                 0              109,975  (B)                                   109,975
     Mortgage payable                                 17,535                                                              17,535
     Interest payable                                 41,378              (41,378) (B)                                         0
     Accounts payable and other                        2,920                1,825  (C)                                     4,745
                                                    --------             --------              ---------                --------
         Total Liabilities                           351,833             (219,578)                     0                 132,255
                                                    --------             --------              ---------                --------
SHAREHOLDERS' EQUITY
     Common Stock at par                              11,226                                                              11,226
     Additional paid in capital                      182,375              175,378  (D)          (268,905) (F)             88,848
     Accumulated deficit                            (200,483)              (1,825) (C)           202,308  (F)                  0
                                                    --------             --------              ---------                --------

         Total Shareholders' Equity                   (6,882)             173,553                (66,597)                100,074
                                                    --------             --------              ---------                --------
         Total Liabilities and
           Shareholders' Equity                     $344,951             $(46,025)             $ (66,597)               $232,329
                                                    ========             ========              =========                ========

ADJUSTMENTS TO REFLECT REORGANIZATION

(A) Reflects a $46,025 payment to creditors made at implementation of the plan.

(B) Reflects the cancellation of the Senior Secured Notes due 1995 in the face amount of $290,000 and the related interest payable on these notes of $41,378 and the recording of the new Senior Notes due 2002 in the face amount of $109,975.

(C) Reflects the cost of the termination pay plan (See Note 9) ($1,325) and the cost associated with the restructuring ($500).

(D) Reflects the conversion of amounts previously owed under the Senior Secured Notes due 1995 converted to a 97% interest in the common shares of the reorganized Trust as follows:

                                                                      ($ in 000)
                                                                      ---------
Face amount of Senior Notes due 1995 .........................        $ 290,000
Interest payable .............................................           41,378
                                                                      ---------

Total amount payable to creditors ............................          331,378
Less: Senior Notes due 2002 ..................................         (109,975)
Less: Cash payment to creditors ..............................          (46,025)
                                                                      ---------

Amount previously due creditors converted to equity ..........        $ 175,378
                                                                      =========

        The following unaudited table reflects the ownership (as between holders of Outstanding Common Shares and holders of Outstanding Notes) of the Trust's Common Shares before and after consummation of the 1995 Restructuring.

                               COMMON SHARES BEFORE                   COMMON SHARES AFTER                       COMMON
                                REVERSE STOCK SPLIT                 REVERSE STOCK SPLIT BUT                  SHARES AFTER
                                  OR CONSUMMATION                   BEFORE CONSUMMATION OF                   CONSUMMATION
                               OF THE RESTRUCTURING                    THE RESTRUCTURING                 OF THE RESTRUCTURING
                           ------------------------------       -----------------------------        -------------------------------
                           NUMBER OF         PERCENT OF         NUMBER OF        PERCENT OF          NUMBER OF         PERCENT OF
                            SHARES          COMMON SHARES        SHARES         COMMON SHARES         SHARES          COMMON SHARES
                           ---------        -------------       ---------       -------------        ---------       ---------------
(in 000)
Holders of Outstanding
   Notes                         0                0                  0                 0              10,889               97%
Holders of Outstanding
   Common Shares            11,226              100%               337               100%                337                3%

                  ADJUSTMENT TO REFLECT FRESH START ACCOUNTING

(E) Reflects adjustment made to carrying value of loans and owned real estate to adjust to reorganization values.

(F) Reflects an adjustment of the accumulated deficit to zero as a result of the restructure and the adjustment of additional paid in capital as follows:

                                                                      ($ in 000)
                                                                      ---------
Adjust accumulated deficit to reset to zero .................         $(202,308)
Adjustment to carrying value of invested assets .............           (66,597)
                                                                      ---------
                                                                      $(268,905)
                                                                      =========

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

                                                  PRO FORMA STATEMENT OF OPERATIONS
                                                    Year Ended September 30, 1995
                                                             (Unaudited)
                                               (dollars in thousands except per share)

                                                                                                       PRO FORMA
                                                                                    1995              ADJUSTMENTS          PRO FORMA
                                                                                  --------            -----------          ---------
Revenue:
Income of rental properties:
     Rental income ...................................................            $ 24,608             $   --               $ 24,608
     Operating expense reimbursements ................................               2,286                 --                  2,286
Interest and fee income on mortgage loans ............................               9,353                 --                  9,353
Interest on short-term investments ...................................               3,086               (2,586) (G)             500
Other ................................................................                 131                 --                    131
                                                                                  --------             --------             --------
                                                                                    39,464               (2,586)              36,878
                                                                                  --------             --------             --------
Expenses:
Interest .............................................................              35,900              (21,780) (H)          14,120
Expenses of rental properties:
     Depreciation and amortization ...................................               7,306               (2,390) (J)           4,916
     Operating .......................................................              11,702                 --                 11,702
Other operating expenses .............................................               4,518                 --                  4,518
Provision for losses on mortgage loans and related investments .......               3,000               (3,000) (I)            --
                                                                                  --------             --------             --------
                                                                                    62,426              (27,170)              35,256
                                                                                  --------             --------             --------
Income (loss) from operations before
     reorganization items, and extraordinary item ....................             (22,962)              24,584                1,622
Reorganization items:
     Professional fees and other .....................................              (6,219)               6,219  (K)            --
     Interest income .................................................                 441                 (441) (K)            --
     Write down of invested assets to
     reorganization value ............................................             (66,597)              66,597  (K)            --
                                                                                  --------             --------             --------
Total reorganization items ...........................................             (72,375)              72,375                 --
                                                                                  --------             --------             --------
Income (loss) before extraordinary item ..............................             (95,337)              96,959                1,622
                                                                                  --------             --------             --------

Extraordinary item-gain on extinguishment of debt ....................              75,304              (75,304) (L)            --
                                                                                  --------             --------             --------

Net income (loss) ....................................................            $(20,033)            $ 21,655             $  1,622
                                                                                  ========             ========             ========

Weighted average number of common shares outstanding .................              11,226                                    11,226
Net income per share .................................................                   *                                  $    .14

*Net income (loss) per share is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Notes To Unaudited Pro Forma Statement of Operations
                              Pro Forma Adjustments

(G) Reflects an adjustment to investment income to reflect an average cash position of approximately $10.0 million at an average investment rate of 5.0% for fiscal 1995.

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

(J) Reflects an adjustment to depreciation and amortization resulting from the reduced basis in owned real estate as a result of the adjustment of invested assets to reorganization value.

(K) Reflects the reversal of reorganization expenses based upon the assumption that the Restructuring was completed and no non-recurring expenses related to the Restructuring were incurred.

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

                           PRINCIPLES OF CONSOLIDATION

        The  accounts  of the  Trust  and  its  wholly  owned  subsidiaries  are
consolidated  in  the  accompanying   financial   statements.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

                                  INCOME TAXES

        The Trust is a real estate investment trust (a "REIT") that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, the Trust does not pay Federal income tax on income as long as income distributed to shareholders is at least equal to real estate investment trust taxable income, and pays no Federal income tax on capital gains distributed to shareholders.

        For the fiscal years ended September 30, 1996, 1995 and 1994, there were significant differences between taxable net loss and net income (loss) as reported in the financial statements. The differences were related to the recognition of bad debt deductions and accounting for reorganization costs and Fresh Start Reporting. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items are deferred to future periods or may not be deductible. In addition, the Fresh Start Reporting discussed in Note 1 is not recognized for tax purposes, and will result in future years financial reporting and tax basis differences.

        The Trust has approximately $102 million in net operating losses (the "NOLs") for tax purposes attributable to losses generated in fiscal years 1991 through 1996. The NOLs attributable to each year can be carried forward up to fifteen years from the year the loss was generated. The use of NOLs in any taxable year (together with any recognized losses that are economically attributable to the period up to the Restructuring) will be subject to an annual limitation under Internal Revenue Code section 382. The Trust estimates that this annual limitation is approximately $6 million.

                                 INTEREST INCOME

        Interest income on each loan is recorded as earned. Interest income is not recognized if, in the opinion of the management, collection is doubtful. The Trust generally considers loans as delinquent if payment of interest and/or principal, as required by the terms of the note, is more than 60 days past due. Accrual of interest income is generally terminated and foreclosure proceedings are started if payment is more than 60 days past due.

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

                              NET INCOME PER SHARE

        Net income per share is computed using the weighted average common shares outstanding during the period. Net loss per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and the implementation of "Fresh Start Reporting". See Note 1.

                          DEPRECIATION AND AMORTIZATION

        At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets; 40 years for buildings, three to five years for other property and over the term of the related lease for lease commissions and tenant improvements. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to real estate held for sale from real estate held for investment and no longer depreciates these assets.

                            CASH AND CASH EQUIVALENTS

        Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper, bank CDs and US Treasury Securities) with original maturities not exceeding a term greater than 90 days.

                           INVESTMENT IN PARTNERSHIPS

        Investment in partnerships represents the Trust's investment in real estate partnerships. The Trust owns a majority percentage interest in most of these partnerships and receives substantially all of the cash flow. The Trust accounts for all of these partnerships, except one, in a similar manner as real estate investments; the one partnership is accounted for using the equity method.

                                REAL ESTATE OWNED

        As of September 30, 1995, the Trust's invested assets were adjusted to reorganization value which became the new historical cost basis. Subsequently, real estate held for investment is carried at historical cost less depreciation. Real estate held for sale is carried at the lower of cost or net realizable value. In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption are applied against the carrying value of long lived assets held for investment. Through September 30, 1996, the Trust has reduced the carrying values of assets Held for Investment by $12.6 million as a result of the net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of nine properties classified as real estate held for sale. At September 30, 1996, the Trust owned 31 properties of which ten are classified as Held for Sale. The fiscal 1996 revenue and net operating income from these ten properties were $10.3 million and $6.0 million, respectively.

                                 DEFERRED COSTS

        Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the term of the related debt agreement. Amortization expense is included in interest expense in the accompanying statement of operations for fiscal 1996. Net deferred financing costs included in other assets in the accompanying balance sheet amounted to $2.2 million at September 30, 1996.

                               REVENUE RECOGNITION

        The Trust recognizes base rental revenue for financial statement purposes ratably as earned over the term of the lease.

                          INTEREST RATE SWAP AGREEMENT

        The Trust is a party to an interest rate protection agreement (the "Cap") used to hedge its interest rate exposure on floating rate debt (See Note 5 "Borrowings"). The differential to be paid or received is recognized in the period incurred and included in interest expense.

3. MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE AND PARTNERSHIPS

        The following table summarizes the Trust's mortgage loan portfolio:

                                                             SEPTEMBER 30, 1996                           SEPTEMBER 30, 1995
                                                     --------------------------------             --------------------------------
                                                      NUMBER OF              CARRYING              NUMBER OF              CARRYING
TYPE OF UNDERLYING SECURITY                          INVESTMENTS              AMOUNT              INVESTMENTS              AMOUNT
---------------------------                          -----------              ------              -----------              ------
                                                                              ($000)                                       ($000)
Apartments                                                --                     $ --                   1                  $    170
Residential/Condominium*                                   7                      663                   8                       909
Office Buildings                                          --                       --                   3                     4,579
Industrial Buildings                                      --                       --                  10                    19,046
Research & Development Bldgs.                             --                       --                   4                    17,081
Retail Buildings                                          --                       --                   4                    13,208
Hotel/Motels                                              --                       --                   1                     1,986
                                                        ----                     ----                ----                  --------
Total                                                      7                     $663                  31                  $ 56,979
                                                        ====                     ====                ====                  ========

----------------
*Includes 71 mortgage end loans on 7 investments at September 30, 1996 and 80 mortgage end loans on 8 investments at September 30, 1995.

        During the second quarter of fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of certain mortgage loans. The carrying value of the mortgage loans involved in these transactions totaled $50.5 million. Early in fiscal 1996, the Trust foreclosed on the two non-earning loans totaling $5.1 million and has obtained title to the related properties. During fiscal 1995 loans totaling $38,834,000 were extended beyond their original contractual maturity dates. In addition, seven loans totaling $26,101,000 had interest rate reductions due to financial difficulties of the borrower. Loan terms are extended or modified in the normal course of business due to financial difficulties of the borrower.

        At September 30, 1996 and 1995, mortgage loans outstanding consisted of fixed rate loans of $663,000 and $41,050,000, floating rate loans of $-0- and $15,929,000 and participating loans of $-0- and $1,529,000, respectively. At September 30, 1996, the mortgage loan portfolio had interest rates ranging from 6.20% to 9.50% with maturities ranging from June 2000 to June 2009.

        The following table summarizes the Trust's real estate owned, net of accumulated depreciation of $1.9 million at September 30, 1996 and $-0- at September 30, 1995:

                                                             SEPTEMBER 30, 1996                            SEPTEMBER 30, 1995
                                                     --------------------------------             ----------------------------------
                                                      NUMBER OF              CARRYING              NUMBER OF              CARRYING
TYPE OF PROPERTY                                     INVESTMENTS              AMOUNT              INVESTMENTS              AMOUNT
----------------                                     -----------             --------             -----------             ----------
                                                                              ($000)                                        ($000)
Apartments                                                 2                 $ 16,166                   3                  $ 19,517
Office Buildings                                          14                   34,004                  14                    38,352
Industrial Buildings                                       6                   14,892                   9                    19,904
Retail Buildings                                           4                   36,305                   5                    41,133
Research & Development Bldgs                              --                       --                   2                     4,734
                                                        ----                 --------                ----                  --------
Total                                                     26                 $101,367                  33                  $123,640
                                                        ====                 ========                ====                  ========

        The following table summarizes the Trust's investment in partnerships, net of accumulated depreciation of $0.3 million at September 30, 1996 and $-0-at September 30, 1995:

                                                             SEPTEMBER 30, 1996                            SEPTEMBER 30, 1995
                                                     --------------------------------             ----------------------------------
                                                      NUMBER OF              CARRYING              NUMBER OF              CARRYING
TYPE OF PROPERTY                                     INVESTMENTS              AMOUNT              INVESTMENTS              AMOUNT
----------------                                     -----------             --------             -----------             ----------
                                                                              ($000)                                        ($000)
Industrial Buildings                                       3                 $ 13,658                   3                  $ 13,988
Retail Buildings                                           2                   10,047                   2                    11,880
                                                        ----                 --------                ----                  --------
Total                                                      5                 $ 23,705                   5                  $ 25,868
                                                        ====                 ========                ====                  ========

        The Trust may be liable for environmental problems on sold properties. At September 30, 1996, the Trust was not aware of any environmental problems on sold properties.

4. ALLOWANCE FOR LOSSES

        The changes in the allowance for losses for the years ended September 30, 1995 and 1994 were as follows:

                                                              1995        1994
                                                            -------      -------
                                                           (dollars in thousands)
Balance at beginning of year .........................      $13,430      $11,808
Provisions charged to expense ........................        3,000        2,000
                                                            -------      -------
                                                             16,430       13,808
Less charges against allowance, net of recoveries
  or reorganization adjustments ......................       16,430          378
                                                            -------      -------
Balance at end of year ...............................      $  --        $13,430
                                                            =======      =======

        For the year ended September 30, 1996, the Trust did not provide for an allowance for losses.

        Approximately $6,276,000 of the allowance for losses at September 30, 1994 is applicable to real estate properties acquired through foreclosure.

        The Trust adjusted the balance of allowance for losses at September 30, 1995 as part of "Fresh Start Reporting" (See Note 1).


5. BORROWINGS

                                MORTGAGE PAYABLE

        On April 30, 1996, the Trust prepaid the mortgage loan of $13.9 million (the "Mortgage Payable"). See discussion below with respect to the Trust's prepayment of the Prior Notes.

                              SENIOR SECURED NOTES

        The Holders of the Prior Notes had a first priority lien on all of the Trust's collateral. The Prior Notes were governed by the Prior Indenture between the Trust and Wilmington Trust Co., as Trustee, dated as of the effective date of the Trust's reorganization (September 29, 1995). Interest on the Prior Notes accrued at 11-1/8% per annum and was payable semi-annually in arrears on each June 30 and December 31. The Prior Indenture included affirmative covenants, negative covenants and financial covenants.

        On March 28, 1996, the Trust entered into a financing agreement which provided for the issuance of $67.4 million of new Floating Rate Notes (the "Floating Rate Notes"), which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375 percent, payable monthly, and have a stated maturity date of May 1, 1999.

        The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account, as defined, maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty, or indemnification events with respect to any of the remaining twenty-one properties of the original twenty-four properties mortgaged under the terms of the Floating Rate Notes (underlying collateralized carrying value of $86.5 million at September 30, 1996), the proceeds therefrom will be used to retire up to 125% of a portion of the allocated debt of such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At September 30, 1996, the Trust was in compliance with the New Indenture.

        The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Prior Notes and Mortgage Payable. The face amount outstanding of the Prior Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Prior Notes and Mortgage Payable were repaid in full on April 30, 1996.

        Effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Cap") that serves to cap the floating interest component of the Floating Rate Notes at 8%. The Trust paid a one-time fee of $377,000 to the counterparty to the Cap.

        During fiscal 1996, the Trust sold nine real estate properties, three of which were encumbered under the terms of the New Indenture. The Trust used a portion of the net proceeds from the sale of the encumbered properties to prepay a portion of the Floating Rate Notes, as required under the terms of the New Indenture. In July of fiscal 1996, the Trust used $4.2 million of the net proceeds and in October and November of fiscal 1997 used $2.6 million and $5.8 million, respectively of the fiscal 1996 net proceeds to prepay a portion of the Floating Rate Notes.


6. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Financial Accounting Standards Board Statement No. 107 - Disclosure of Fair Value of Financial Statements ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

        The carrying value of cash and cash equivalents approximates their fair value because of the liquidity and short-term maturities of these instruments.

        The carrying value and fair value of off-balance sheet derivative financial instruments used to manage the interest rate sensitivity of the
Floating Rate Notes were $325,000 and $186,000 at September 30, 1996, respectively.

        Although the off-balance sheet derivative financial instrument does not expose the Trust to credit risk equal to the notional amount of $67.4 million, the Trust is exposed to credit risk equal to the extent of the fair value gain of an off-balance sheet derivative financial instrument should the counterparty fail to perform. The Trust minimized such credit risk by dealing only with a high quality counterparty. In addition, the Trust's policy is to require that the Cap be governed by an International Swaps and Derivatives Association Master Agreement. Bilateral collateral arrangements are in place for the all dealer counterparty.

        The carrying value of the Floating Rate Notes at September 30, 1996 approximates their fair value because of the floating rate of these instruments.


7. SHARE OPTION PLAN

                             1984 SHARE OPTION PLAN

        As part of the Plan of Reorganization, the 1984 Share Option Plan was terminated and 348,500 common stock options were canceled.

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

        The  1995  Plan  provides  for the  grant  of  incentive  stock  options
("Incentive Options") which qualify under Section 422 of the Code and non-qualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights. Under the 1995 Plan, 894,000 shares were granted with a price ranging from $10.00 to $12.25 per share and 55,000 shares were forfeited at a price of $10.00 per share during fiscal 1996. The weighted average exercise price is $10.13 per share. The options vest equally over a three year period starting one year from the date of grant. The options expire four years from the date of grant.

8. BENEFIT PLANS

                                  PENSION PLANS

        Effective  September  30,  1989,  the  Trustees  adopted  an  Employees'
Retirement Plan. On December 16, 1992, the Trustees amended and restated the Employees' Retirement Plan effective January 1, 1992 (as amended on July 20, 1994, and effective January 1, 1994 and as may be further amended, the "Retirement Plan"). In November 1995, the Trustees amended the Retirement Plan effective January 1, 1996 to switch from the Pension Benefit Guaranty Corporation ("PBGC") interest rate used for valuing lump sum distributions to the new General Agreement on Tariffs and Trade interest rate and mortality table for valuing lump sum distributions. As a result of this amendment, the current market value of Retirement Plan assets approximates the current aggregate lump sum amounts due to participants. In July 1996, the Trustees voted to terminate the pension plan effective July 1, 1996.

        All employees as of the termination date of the plan were eligible to participate in the Retirement Plan provided that they were at least 21 years of age and had been employed for twelve consecutive months, during which period the employee completed at least 1000 hours of service. Under the Retirement Plan, each eligible employee after completing five years of vesting service become 100% vested and entitled to a retirement pension.

        The Trust has submitted the required applications to the PBGC to formally terminate the plan. There were 15 former employees who received final payouts under the plan in fiscal 1996. There are four current employees and one former employee that are due benefits under the plan as of July 1, 1996. Upon the formal termination of the plan, the Trust will distribute the remaining benefits of approximately $100,000 to the remaining eligible employees.

                           SAVINGS AND INVESTMENT PLAN

        The Trust also maintains a 401(k) profit sharing plan and trust. Employer contributions are limited to 6% of participant's compensation, with a maximum per year of $3,000 per participant. Profit sharing expense was $49,000, $72,000 and $61,000 for years ended September 30, 1996, 1995 and 1994, respectively.

                                 INCENTIVE PLAN

        During fiscal 1996, the Board of Trustees adopted the Performance Incentive Bonus Plan (the "Bonus Plan"). All of the Trust's executive officers and employees are eligible for an annual cash bonus under the Bonus Plan. In determining the amount of annual cash bonuses, if any, to be paid, the Compensation Committee, at the end of the fiscal year, reviews the performance of the Trust to the performance measurement targeted by the Bonus Plan to promote the long-term strategic growth of the Trust. The amount awarded under the Bonus Plan for fiscal 1996 was $215,500.

                              EMPLOYMENT AGREEMENT

        The Trust entered into an Employment Agreement (the "Employment Agreement") with George R. Zoffinger on September 29, 1995. The original term of the Employment Agreement is three years and is automatically renewed for additional one-year periods unless otherwise terminated by the Trust or Mr. Zoffinger. In addition, Mr. Zoffinger is eligible for compensation in the form of bonuses under the Trust's Performance Incentive Bonus Plan and option grants under the 1995 Share Option Plan. Mr. Zoffinger has agreed to devote substantially all of his business time and efforts to the business and affairs of the Trust.

        If the employment of Mr. Zoffinger is terminated by the Trust without cause or by Mr. Zoffinger upon occurrence of certain events such as a material breach of the Employment Agreement by the Trust, Mr. Zoffinger will be entitled to continue to receive the Base Salary at the same rate for six (6) months. Additionally, any unexercised vested options will remain exercisable only to the extent provided in the applicable share option plan and option agreement.


9. EMPLOYEE TERMINATION PLAN

        A termination pay plan was established to cover termination of employment without cause during the period that the Old Notes, as defined, were outstanding. Employees were entitled to compensation ranging from a minimum of twelve weeks to a maximum of eighteen months pay. In addition, certain health benefits would continue to be paid by the Trust over a period of time equal to the employee's severance period. At September 30, 1995, the Trust accrued the $1.3 million cost of the Termination Pay Plan. After fiscal year end, the majority of existing employees were terminated and the Trust commenced payments to those employees. The Trust has liquidated the termination plan by payments to those employees terminated and the repayment of the Old Notes.

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The quarterly results of operations for fiscal 1996 (post-confirmation) and 1995 (pre-confirmation) are summarized as follows:

                                                                                    QUARTER ENDED
                                                  ----------------------------------------------------------------------------------
                                                  DECEMBER 31               MARCH 31             JUNE 30              SEPTEMBER 30
                                                  -----------               --------             -------              ------------
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1996
(Post-confirmation)
Total revenue                                       $  9,395                $  9,438             $  8,462                $  7,771
Interest expense                                    $  3,565                $  3,420             $  2,064                $  1,440
Net income                                          $  1,437                $  1,450             $  2,016                $  2,070
                                                    ========                ========             ========                ========

Net income per share                                $   0.13                $   0.13             $   0.18                $   0.18
                                                    ========                ========             ========                ========


====================================================================================================================================


FISCAL 1995
(Pre-confirmation)
Total revenue                                       $ 10,002                $  9,774             $ 10,038                $  9,650
Interest expense                                    $  9,559                $ 10,273             $ 10,378                $  5,690
Provision for losses                                $     --                $  3,000             $     --                $     --
Reorganization expense                              $    370                $  1,135             $  1,063                $  3,651
Write down of invested assets to
  reorganization value                              $     --                $     --             $     --                $(66,597)
Gain on extinguishment
  of debt                                           $     --                $     --             $     --                $ 75,304
Net income (loss)                                   $ (5,454)               $(10,263)            $ (7,326)               $  3,010
                                                    ========                ========             ========                ========

Net income (loss) per share*

*Net income (loss) per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on Page 15.

11. ACCOUNTING PRONOUNCEMENTS

        In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of the future cash flows expected to result from the use of the asset and its eventual disposition should be performed during a review for recoverability. An impairment loss, based on the estimated fair value, is recognized if the sum of expected future undiscounted cash flows is less than the carrying amount of the asset. In addition, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. These assets will continue to be reported at the lower of carrying amount or net realizable value. This statement is required for fiscal years beginning after December 15, 1995. The Trust will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will have a material effect on the Trust's financial condition or results of operations.

        In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans or that the impact of such fair value on net income and earnings per share be disclosed on a pro-forma basis in a footnote to financial statements for awards granted after December 14, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement is required for fiscal years beginning after December 15, 1995. The Trust will elect to provide footnote disclosure under the fair value method of SFAS 123. Since the Trust expects to continue to account for employee stock compensation under APB 25, the adoption of SFAS 123 is not expected to have a material effect on the Trust's financial condition or results of operations.


12. LEGAL PROCEEDINGS

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

        A third party has alleged the existence of a purchase contract with respect to one of the Trust's properties which the Trust disputes. This dispute has led to litigation. However, the Trust believes that this litigation, when resolved, will not have a material adverse effect on the business, financial condition or results of operations of the Trust.

13. LEASING ARRANGEMENTS

        For real estate held for investment future minimum rentals to be received under existing non-cancelable operating leases as of September 30, 1996 are as follows:

                                             Amount
                 Year                (dollars in thousands)
                ------               ----------------------
                 1997                       $ 13,139
                 1998                         11,634
                 1999                          9,976
                 2000                          7,593
                 2001                          6,170
                 thereafter                   40,664
                                            --------
                 Total                      $ 89,176
                                            ========

14. RELATED PARTY TRANSACTIONS

        The Trust is subleasing a portion of the 8th floor of 120 Albany Street from the New Brunswick Development Authority, a not-for-profit 501(c)(3) corporation for the benefit of the City of New Brunswick of which George R. Zoffinger, C.E.O., President and Trustee of the Trust, is Chairman of the Board of Trustees. The sublease covers 4000 square feet at an annual rental rate of $75,000. The sublease is in effect until December 31, 1997, at which point the Trust has the option to renew at the same rate for another year. The Trust has three more subsequent options to renew the sublease at the current rental rate in December 1997, 1998 and 1999.

                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996
                                                       (Dollars in thousands)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Apartments:

    McLaughlin Apartments
    Hammond, IN ...............................      $3,552        $  730        $2,929        $    0        $   68          $    0

    Junipers of Yarmouth
    Yarmouth, ME ..............................       5,478         1,530         6,120             0           166               0

    Villa Del Cresta
    Florissant, MO ............................       6,868         1,640         6,568             0           142               0


Industrial:

    Parkway Business Center
    Richmond, CA ..............................       2,056           430         1,730             0            43            (302)

    North County
    Yorba Linda, CA ...........................           0           850         3,380             0           122               0

    Slauson
    Whittier, CA ..............................       2,082           520         2,090             0            89               0

    Moreno Valley
    Moreno Valley, CA .........................       2,490           950         3,820             0             1            (655)

    Oaktree Industrial Park
    San Dimas, CA .............................         976             0             0           345         1,373            (235)

    Chino Business Park
    Chino, CA .................................       1,983             0             0           670         2,818               0

    Avenue Hall Executive Center
    Valencia, CA ..............................       1,082           450         1,800             0           120               0





                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996
                                                       (Dollars in thousands)
                                                             (Continued)

                                               Gross Amount Carried at End of Period
                                               -------------------------------------
                                                           Buildings &                   Accumulated       Date of       Life for
Classification                                   Land     Improvements      Total       Depreciation    Construction   Depreciation
--------------                                   ----     ------------    ---------     ------------    ------------   ------------
Apartments:

    McLaughlin Apartments
    Hammond, IN ..........................      $    0        $    0        $    0        $    0          1970           N/A

    Junipers of Yarmouth
    Yarmouth, ME .........................       1,530         6,286         7,816             0          1971           (b)

    Villa Del Cresta
    Florissant, MO .......................       1,640         6,710         8,350             0          1967/1974      (b)


Industrial:

    Parkway Business Center
    Richmond, CA .........................         430         1,471         1,901            47          1986           3-40 years

    North County
    Yorba Linda, CA ......................           0             0             0            48          1987-1989      N/A

    Slauson
    Whittier, CA .........................           0             0             0            48          1985           N/A

    Moreno Valley
    Moreno Valley, CA ....................         950         3,166         4,116            96          1993           3-40 years

    Oaktree Industrial Park
    San Dimas, CA ........................         345         1,138         1,483            37          1985           3-40 years

    Chino Business Park
    Chino, CA ............................         592         2,509         3,101            38          1992           (b)

    Avenue Hall Executive Center
    Valencia, CA .........................         450         1,920         2,370            48          1988           (b)



                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI



                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996
                                                       (dollars in thousands)
                                                             (Continued)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Industrial:
(continued)

    80 South Street
    Hopkinton, MA .......................                0          350          1,405          0              0                0

    Mellen Street
    Framingham, MA ......................                0          110            430          0             49                0

    900 Building
    Minneapolis, MN .....................            1,508          410          1,630          0            148                0

    6950 Washington Avenue
    Eden Prairie, MN ....................                0          480          1,914          0              0                0

    Maryland Road
    Willow Grove, PA ....................                0          310          1,220          0              9                0

Land:

    L.A. Industrial
    Los Angeles, CA .....................                0          270              0          0              0                0

Office:

    Stadium Towers
    Anaheim, CA .........................            1,842          700          2,810          0            403             (534)

    615 Nash Street
    El Segundo, CA ......................            1,325          470          1,870          0            168             (340)





                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI



                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996
                                                       (dollars in thousands)
                                                             (Continued)

                                                Gross Amount Carried at End of Period
                                                -------------------------------------
                                                            Buildings &                  Accumulated      Date of        Life for
Classification                                   Land      Improvements       Total      Depreciation   Construction   Depreciation
--------------                                   ----      ------------     ---------    ------------   ------------   ------------
Industrial:
(continued)

    80 South Street
    Hopkinton, MA ......................           0               0              0            0          1970-1974      N/A

    Mellen Street
    Framingham, MA .....................           0               0              0            7          1915           N/A

    900 Building
    Minneapolis, MN ....................         410           1,778          2,188            0          1910           (b)

    6950 Washington Avenue
    Eden Prairie, MN ...................           0               0              0            0          1970           N/A

    Maryland Road
    Willow Grove, PA ...................           0               0              0            0          1962           N/A

Land:

    L.A. Industrial
    Los Angeles, CA ....................           0               0              0            0          N/A            N/A

Office:

    Stadium Towers
    Anaheim, CA ........................         700           2,679          3,379          100          1984           3-40 years

    615 Nash Street
    El Segundo, CA .....................         470           1,698          2,168           80          1987           3-40 years


                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996

                                                       (dollars in thousands)
                                                             (Continued)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Office:
(continued)

Clarewood
Woodland Hills, CA ......................           1,124            400        1,580           0            239             (298)

268 Summer Street
Boston, MA ..............................             823            330        1,327           0             59             (228)

250 Turnpike Street
Canton, MA ..............................             721            290        1,150           0              1             (198)

Burtonsville Commerce Center
Burtonsville, MD ........................           2,745            920        3,670           0             33             (634)

Keewaydin Drive
Salem, NH ...............................           1,339            610        2,450           0             80             (429)

501 Hoes Lane
Piscataway, NJ ..........................             551            180          715           0            115             (136)

Two Executive Campus
Cherry Hill, NJ .........................             894            240          939           0             27                0

Riverside Centre
Portland, OR ............................           3,452          1,170        4,680           0            491                0

Pinebrook II
King of Prussia, PA .....................               0              0        1,790           0             49             (251)








                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996

                                                       (dollars in thousands)
                                                             (Continued)


                                                 Gross Amount Carried at End of Period
                                                 -------------------------------------
                                                           Buildings &                   Accumulated      Date of        Life for
Classification                                    Land     Improvements      Total       Depreciation   Construction   Depreciation
--------------                                    ----     ------------    ---------     ------------   ------------   ------------
Office:
(continued)

    Clarewood
    Woodland Hills, CA .....................       400         1,521          1,921           93          1980           3-40 years

    268 Summer Street
    Boston, MA .............................       330         1,158          1,488           55          1897           3-40 years

    250 Turnpike Street
    Canton, MA .............................       290           953          1,243           29          1980           3-40 years

    Burtonsville Commerce Center
    Burtonsville, MD .......................       920         3,069          3,989           97          1989           3-40 years

    Keewaydin Drive
    Salem, NH ..............................       610         2,101          2,711           75          1973           3-40 years

    501 Hoes Lane
    Piscataway, NJ .........................       180           694            874           36          1987           3-40 years

    Two Executive Campus
    Cherry Hill, NJ ........................       240           966          1,206           23          1970           (b)

    Riverside Centre
    Portland, OR ...........................     1,170         5,171          6,341            3          1945           (b)

    Pinebrook II
    King of Prussia, PA ....................         0         1,588          1,588           49          1983           3-40 years



                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996
                                                       (dollars in thousands)
                                                             (Continued)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Office:
(continued)

    421 Chestnut Street
    Philadelphia, PA ....................               0             500       2,020              0             13           (347)

    Southampton
    Southampton, PA .....................               0             390       1,561              0             63              0

    Pinebrook I
    King of Prussia, PA .................               0               0       1,629              0             77           (232)

    Six Sentry Parkway
    Blue Bell, PA .......................               0             920       3,670              0            398           (680)

Retail:

    Gateway Plaza (Paseo)
    Fremont, CA .........................          14,287           4,320      17,280            300            264         (3,042)

    Arcade Square
    Sacramento, CA ......................           3,384           1,120       4,460              0            544           (828)

    Berdon Plaza
    Fairhaven, MA .......................           4,157           1,350       5,403              0            159              0

    Bradford Plaza
    West Chester, PA ....................               0           1,330       5,330              0             25           (917)
                                                 --------        --------    --------       --------       --------       --------


Total Real Estate Owned .................        $ 64,719        $ 24,270    $ 99,370       $  1,237       $  8,434       $(10,286)
                                                 ========        ========    ========       ========       ========       ========




                                                        VALUE PROPERTY TRUST

                                                             SCHEDULE XI

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1996
                                                       (dollars in thousands)
                                                             (Continued)


                                                Gross Amount Carried at End of Period
                                                -------------------------------------
                                                           Buildings &                    Accumulated      Date of        Life for
Classification                                   Land     Improvements      Total        Depreciation    Construction   Depreciation
--------------                                   ----     ------------    ---------      ------------    ------------   ------------
Office:
(continued)

    421 Chestnut Street
    Philadelphia, PA .................             500         1,686          2,186                55       1857         3-40 years

    Southampton
    Southampton, PA ..................               0             0              0                 0       1984         N/A

    Pinebrook I
    King of Prussia, PA ..............               0         1,474          1,474                48       1981         3-40 years

    Six Sentry Parkway
    Blue Bell, PA ....................             920         3,388          4,308               130       1990         3-40 years

Retail:

    Gateway Plaza (Paseo)
    Fremont, CA ......................           4,620        14,502         19,122               442       1969         3-40 years

    Arcade Square
    Sacramento, CA ...................           1,120         4,176          5,296               212       1955         3-40 years

    Berdon Plaza
    Fairhaven, MA ....................           1,350         5,562          6,912                 0       1968         (b)

    Bradford Plaza
    West Chester, PA .................           1,330         4,438          5,768               139       1990         3-40 years
                                              --------      --------       --------          --------


Total Real Estate Owned ..............        $ 21,497      $ 81,802       $103,299 (c,d)    $  2,035
                                              ========      ========       ========          ========






                              VALUE PROPERTY TRUST

                                   SCHEDULE XI

         REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               SEPTEMBER 30, 1996

NOTES:

(a) The encumbrances of Senior Notes due 1999 are collateralized by a first priority Lien on 21 of the Trust's assets, including personal property and real property held by the Trust or any subsidiary.

(b) See Note 2 "Significant Accounting Policies" to the consolidated financial statements.

(c) Cost for federal income tax purposes is approximately $160,000,000.

(d) The changes in carrying amounts during the year ended September 30, 1996 are summarized as follows:

Balance at September 30, 1995 ................                      $123,640,000
Reclassification from foreclosure property ...                         5,120,000
Additions during year:
   Improvements ..............................                         4,551,000
Deductions during year:
   Sale of real estate .......................     $ 19,726,000
   Adjustments for deferred gains ............       10,286,000       30,012,000
                                                   ------------     ------------
Balance at September 30, 1996 ................                      $103,299,000
                                                                    ============


    The changes in carrying amounts during the year ended September 30, 1995 are summarized as follows:

Balance at September 30, 1994 ................                      $ 66,880,000
Reclassification from foreclosure
   property and mortgage loans ...............                       109,565,000
Additions during year:
   Improvements ..............................                        11,283,000
Deductions during year:
   Sale of real estate .......................     $  3,350,000
   Charge off against allowance for losses ...        2,881,000
   Adjustments for fresh start reporting .....       57,857,000       64,088,000
                                                   ------------     ------------
Balance at September 30, 1995 ................                      $123,640,000
                                                                    ============

    The changes in carrying amounts during the year ended September 30, 1994 are summarized as follows:

Balance at September 30, 1993 ................                      $ 65,012,000
Additions during year:
   Improvements ..............................     $  1,847,000
Loan advance by construction lender ..........           21,000        1,868,000
                                                   ------------     ------------
Balance at September 30, 1994 ................                      $ 66,880,000
                                                                    ============


    The change in accumulated depreciation and amortization during the year ended September 30, 1996 is summarized as follows:

Balance at September 30, 1995 ...........................                  $ -0-
Additions during year:
   Charge to income .....................................              2,035,000
Deductions during year:
   Adjustment for sold properties .......................                103,000
                                                                      ----------

Balance at September 30, 1996 ...........................             $1,932,000
                                                                      ==========

    The change in accumulated depreciation and amortization during the year ended September 30, 1995 is summarized as follows:

Balance at September 30, 1994 .............................          $10,023,000
Reclassification from foreclosure property ................            8,264,000
Additions during year:
   Charge to income .......................................            6,608,000
Deductions during year:
   Adjustment for fresh start reporting ...................           24,895,000
                                                                     -----------
Balance at September 30, 1995 .............................          $       -0-
                                                                     ===========

    The change in accumulated depreciation and amortization during the year ended September 30, 1994 is summarized as follows:

Balance at September 30, 1993 ..........................             $ 7,799,000
Additions during year:
   Charge to income ....................................               2,224,000
                                                                     -----------
Balance at September 30, 1994 ..........................             $10,023,000
                                                                     ===========

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE XII

                                                   MORTGAGE LOANS ON REAL ESTATE

                                                         SEPTEMBER 30, 1996
                                                                                                                        PRINCIPAL
                                                                                                                        AMOUNT OF
                                                                                                                      LOANS SUBJECT
                                              NUMBER                                                CONTRACTUAL       TO DELINQUENT
                                                OF         INTEREST               FINAL              AMOUNT OF          PRINCIPAL
TYPE OF LOANS                                  LOANS         RATE             MATURITY DATE          MORTGAGES         OR INTEREST
-------------                                 ------       --------           -------------         -----------       --------------
ASSETS HELD FOR INVESTMENT:
Residential/Condominiums (a)                    71        6.20%-9.50%      June 2000-June 2009       1,008,000               --
                                                                                                    ----------            ------
Total contractual amount of mortgage loans                                                           1,008,000            $  --
                                                                                                    ==========            ======

Adjust contractual amount to
  reorganization value of mortgage loans                                                              (237,000)
Adjust contractual amount to reallocate
  unrealized gain on sale                                                                             (108,000)
                                                                                                    ----------
Carrying value of mortgage loans and
  investments                                                                                       $  663,000 (b)(c)
                                                                                                    ==========


                              VALUE PROPERTY TRUST

                                  SCHEDULE XII

                          MORTGAGE LOANS ON REAL ESTATE

                               SEPTEMBER 30, 1996

NOTES:

(a) Consists of 71 mortgage end loans on 7 projects.

(b) The aggregate cost for federal income tax purposes is $1,008,000.

(c) The change in carrying value of mortgage loans during the year ended September 30, 1996 were as follows:

Balance at September 30, 1995 .........................            $ 56,979,000
Advances on mortgage loans ............................                 100,000
                                                                   ------------
                                                                     57,079,000
Collections of principal ..............................             (51,188,000)
Transfer to real estate ...............................              (5,120,000)
Adjustment for unrealized gains .......................                (108,000)
                                                                   ------------
                                                                   $    663,000
                                                                   ============

    The change in carrying value of mortgage loans during the year ended September 30, 1995 were as follows:

Balance at September 30, 1994 .........................            $ 69,322,000
Reclassification from in-substance foreclosure ........              29,441,000
Advances on mortgage loans ............................                 733,000
Net change in interest reserves .......................                 162,000
                                                                   ------------
                                                                     99,658,000
Collections of principal ..............................             (22,711,000)
Adjustment for fresh start accounting .................             (19,968,000)
                                                                   ------------
                                                                   $ 56,979,000
                                                                   ============

    The change in carrying value of mortgage loans during the year ended September 30, 1994 were as follows:

Balance at September 30, 1993 .........................            $104,193,000
Advances on mortgage loans ............................                    --
Transfer of real estate to mortgage loans .............                 750,000
Net change in interest reserves, deferred income ......                 480,000
                                                                   ------------
                                                                    105,423,000
Collections of principal ..............................             (25,555,000)
Transfer to real estate ...............................             (10,321,000)
Chargeoff against allowance for losses ................                (225,000)
                                                                   ------------
                                                                   $ 69,322,000
                                                                   ============

                              VALUE PROPERTY TRUST

                                INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.1(a) Amended and Restated Declaration of Trust dated September 29, 1995 (1) (Exhibit 3.1).

3.1(b) October 26, 1995 Amendment to Amended and Restated Declaration of Trust dated September 29, 1995. (2)

3.2               By-Laws, as amended through June 20, 1984 (3) (Exhibit 3.3).

4.1(a)            Form of Certificate for Common Shares (2).

4.1(b) Indenture dated as of April 30, 1996 among certain subsidiaries of Value Property Trust and LaSalle National Bank, as trustee, governing the Floating Rate Senior Notes due 1999 (4).

4.2(a) Joint Plan of Reorganization Proposed by Debtor, Creditors' Committee and Equity Security Holders Committee (5) (Exhibit 10.11).

4.2(b) Modification to Joint Plan of Reorganization Proposed by Debtor, Creditors' Committee and Equity Security Holders Committee (6) (Exhibit 2).

4.2(c) Amendment No. 1 and Consent to Plan of Reorganization dated as of September 30, 1991 (7) (Exhibit 4.4(c)).

4.2(d) Amendment No. 2 to Plan of Reorganization, dated as of July 15, 1992 (8) (Exhibit 4.2(d)).

4.2(e)            Prepackaged  Plan  of   Reorganization  as  confirmed  by  the
                  Bankruptcy Court of the Central District of California (1) (Exhibit 2.1).

4.2(f) Form of Mortgage, Assignment of Rents and Leases and Security Agreement between certain subsidiaries of Value Property Trust and LaSalle National Bank, as trustee and mortgagee (4).

4.3(a)            Indenture  dated  as of July 15,  1992  between  Mortgage  and
                  Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company, as trustee, governing the registrant's Senior Secured Uncertificated Notes due 1995 (8) (Exhibit 4.3).

4.3(b) Indenture dated as of September 29, 1995 between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company, as trustee, governing the registrants 11-1/8% Senior Secured Notes due 2002. (1) (Exhibit 4.1).

4.3(c) Amended and Restated Collateral and Security Agreement between Mortgage and Realty Trust (predecessor to Value Property Trust), its Subsidiaries, its Lenders and Wilmington Trust Company and William J. Wade as Collateral Agent, dated as of September 29, 1995 (1) (Exhibit 4.2).

4.3(d) Letter of Agreement between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company and William J. Wade as Collateral Agent, dated as of September 29, 1995 (1) (Exhibit 4.3).

4.3(e) Pledge Agreement between Mortgage and Realty Trust (predecessor to Value Property Trust) and Wilmington Trust Company as Collateral Agent, dated as of September 29, 1995
                  (1) (Exhibit 4.5).

4.3(f) Form of Security Agreement between certain subsidiaries of Value Property Trust and LaSalle National Bank, as trustee
                  (4).

10.1(a)           1984 Share Option Plan (9) (Exhibit 19.1).

10.1(b) Interest Rate Swap Agreement among certain subsidiaries of Value Property Trust and Merrill Lynch Derivatives Products AG dated April 24, 1996, and effective April 30, 1996 (4).

10.2 Form of Incentive Stock Option Agreement under the 1984 Share Option Plan (10) (Exhibit 10.9).

10.3 Form of Non-Qualified Stock Option Agreement under the 1984 Share Option Plan (3) (Exhibit 10.19).

10.4 Amended and Restated Savings Incentive Plan effective January 1, 1992 (8) (Exhibit 10.7).

10.5 Amended and Restated Employees' Retirement Plan effective January 1, 1992 (8) (Exhibit 10.8).

10.6              Pension Plan for Trustees  dated October 1, 1989 (11) (Exhibit
                  10.13).

10.7 Employee' Retention Plan dated October 17, 1990 as amended January 16, 1991 and March 10, 1991 (12) (Exhibit 19.1).

10.8 Resolutions of Amendment to Amended and Restated Employees' Retirement Plan (13) (Exhibit 10.8).

10.9 Registration Rights Agreement between Mutual Series Fund Inc., Intermarket Corporation, Angelo, Gordon & Co., L.P., Emerald Partners, Strome-Susskind & Co. and Mortgage and Realty Trust (predecessor to Value Property Trust), dated September 29, 1995 (1) (Exhibit 10.1) November 28, 1995 Amendment to Registration.

10.10             Rights Agreement dated September 29, 1995 (2).

10.11             Form of 1995 Share Option Plan (14) (Exhibit A).

10.12(*) Employment contract dated September 29, 1995 between the Trust and Mr. Zoffinger.

16                Change in certifying accountants (15).

20.1              Press Release (16) (Exhibit 20.1).

20.2              Term Sheet (16) (Exhibit 20.2).

21                Subsidiaries (13) (Exhibit 21).

22                Press Release (17).

23.1(*)           Consent of Ernst & Young LLPdated December 27, 1996.

23.2(*)           Consent of Coopers & Lybrand L.L.P.dated December 27, 1996.

27(*)             Financial Data Schedule.
---------------
(1) Filed on October 13, 1995 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(2) Filed on December 29, 1995 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(3) Filed on December 6, 1984 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(4) Filed on August 14, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(5) Filed on December 28, 1990 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(6) Filed on March 14, 1991 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(7) Filed on December 27, 1991 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(8) Filed on December 22, 1992 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(9) Filed on August 13, 1987 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(10) Filed on December 29, 1987 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(11) Filed on December 21, 1989 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(12) Filed on May 14, 1991 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(13) Filed on December 29, 1994 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(14) Filed on December 12, 1995 as an Exhibit to the 1995 Proxy Statement for fiscal year ended September 30, 1995.
(15) Filed on April 16, 1996 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(16) Filed on November 28, 1994 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(17) Filed on February 26, 1996 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(*)  Exhibit filed with this Form 10-K.