Form 10-Q
period 1996-12-31
VALUE PROPERTY TRUST
filed 1997-02-14
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1996

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

                           Yes [ X ]    No [   ]

Number of Common Shares Outstanding at February 3, 1997:  11,226,310

                      VALUE PROPERTY TRUST AND SUBSIDIARIES

                                      INDEX




Part I:  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets at December 31, 1996 (Unaudited)
                         and September 30, 1996

                   Consolidated Statement of Operations for the Three Months
                         Ended December 31, 1996 and 1995 (Unaudited)

                   Consolidated Statement of Cash Flows for the Three Months
                         Ended December 31, 1996 and 1995 (Unaudited)

                   Consolidated Statement of Shareholders' Equity for the Three
                         Months Ended December 31, 1996 (Unaudited)

                   Notes to the Consolidated Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations




Part II: OTHER INFORMATION

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

                   Signatures

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


PART I:              FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands)
---------------------------------------------------------------------------------------------------


                                                                    December 31,      September 30,
                                                                        1996              1996
                                                                      --------          --------
                                                                     (Unaudited)
                             ASSETS
Assets Held for Sale:
   Investment in partnerships ....................................    $ 10,417          $ 10,219
   Real estate owned .............................................      36,181            38,171
                                                                      --------          --------
         Total Assets Held for Sale ..............................      46,598            48,390
                                                                      --------          --------

Assets Held for Investment:
   Mortgage loans ................................................         651               663
   Investment in partnerships ....................................      13,510            13,486
   Real estate owned .............................................      63,325            63,196
                                                                      --------          --------
         Total Assets Held for Investment ........................      77,486            77,345
                                                                      --------          --------

         Total Invested Assets ...................................     124,084           125,735

Cash and cash equivalents ........................................      34,978            29,501
Restricted cash ..................................................       3,440            12,213
Interest receivable and other assets .............................       5,356             4,962
                                                                      --------          --------
         Total Assets ............................................    $167,858          $172,411
                                                                      ========          ========

                             LIABILITIES

Senior secured notes (due 1999) ..................................    $ 54,832          $ 63,226
Accounts payable and accrued expenses ............................       1,697             1,804
Interest payable .................................................         308               334
                                                                      --------          --------
         Total Liabilities .......................................      56,837            65,364
                                                                      --------          --------


(Continued)

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

---------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(continued)
---------------------------------------------------------------------------------------------------


                                                                    December 31,      September 30,
                                                                        1996              1996
                                                                      --------          --------
                                                                     (Unaudited)


                             SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares authorized,
   none issued ...................................................        --                --
Common shares, $1 par value: 20,000,000 shares authorized,
   11,226,310 and 11,226,310 shares issued and outstanding .......      11,226            11,226
Additional paid-in capital .......................................      88,848            88,848
Accumulated earnings .............................................      10,947             6,973
                                                                      --------          --------
         Total Shareholders' Equity ..............................     111,021           107,047
                                                                      --------          --------

         Total Liabilities and Shareholders' Equity ..............    $167,858          $172,411
                                                                      ========          ========




                 See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)
--------------------------------------------------------------------------------


                                                             Three Months Ended
                                                                December 31,
                                                           ---------------------
                                                             1996          1995
                                                           -------       -------
Revenue:
   Rental properties:
       Rental income ..................................    $ 5,924       $ 6,560
       Operating expense reimbursements ...............        845           843
   Interest and fee income on mortgage loans ..........         21         1,679
   Interest on short-term investments .................        519           305
   Other ..............................................         --             8
                                                           -------       -------
       Total Revenue ..................................      7,309         9,395
                                                           -------       -------

Expenses:
   Interest ...........................................      1,381         3,565
   Rental properties:
       Operating ......................................      2,484         3,076
       Depreciation and amortization ..................        529           564
   Other operating expenses ...........................        736           753
                                                           -------       -------
       Total Expenses .................................      5,130         7,958
                                                           -------       -------

Income before gain on sale of real estate .............      2,179         1,437
Gain on sale of real estate ...........................      1,795            --
                                                           -------       -------
Net income ............................................    $ 3,974       $ 1,437
                                                           =======       =======

Per share:
Income before gain on sale of real estate .............    $   .19       $   .13
Gain on sale of real estate ...........................        .16            --
                                                           -------       -------
Net income ............................................    $   .35       $   .13
                                                           =======       =======

Weighted average number of common
   shares outstanding .................................     11,226        11,226
                                                           =======       =======






        See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
----------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                     December 31,
                                                                         ---------------------------------
                                                                             1996                  1995
                                                                         -----------           -----------
Cash flows from operating activities:
     Net income.......................................................   $     3,974           $     1,437
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization on real estate............           529                   564
              Decrease in payables and accrued expenses...............          (107)                 (785)
              (Decrease) increase in interest payable.................           (26)                3,127
              (Increase) decrease in receivables and other assets.....          (298)                2,006
              Gain on sale of real estate.............................        (1,795)                   --
                                                                         -----------           -----------
     Total adjustments................................................        (1,697)                4,912
                                                                         -----------           -----------
Net cash provided by operating activities.............................         2,277                 6,349
                                                                         -----------           -----------

Cash flows from investing activities: Investment in real estate:
         Real estate..................................................        (1,188)               (1,445)
         Partnerships.................................................          (284)                  (49)
         Advances on mortgage loans...................................            --                   (67)
     Principal repayments on mortgage loans...........................            12                   100
     Proceeds from the sale of real estate............................         4,280                 1,770
     Principal repayments on notes receivable.........................            --                   300
                                                                         -----------           -----------
Net cash provided by investing activities.............................         2,820                   609
                                                                         -----------           -----------

Cash flows from financing activities:
     Payment of mortgage payable......................................            --                (3,582)
     Prepayment of senior secured notes (due 1999)....................        (8,394)                   --
     Decrease in restricted cash......................................         8,774                 4,336
                                                                         -----------           -----------
Net cash provided by financing activities.............................           380                   754
                                                                         -----------           -----------

Net increase in cash and cash equivalents.............................         5,477                 7,712
Cash and cash equivalents at beginning of period......................        29,501                 9,977
                                                                         -----------           -----------

Cash and cash equivalents at end of period............................   $    34,978           $    17,689
                                                                         ===========           ===========

----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
(continued)
----------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                     December 31,
                                                                         ---------------------------------
                                                                             1996                  1995
                                                                         -----------           -----------
Supplemental schedule of non-cash investment and
     financing activities:

     Transfer of mortgage loans to real estate owned..................   $        --           $     5,120
                                                                         ===========           ===========

     Interest paid....................................................   $     1,009           $        --
                                                                         ===========           ===========








                      See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands)
----------------------------------------------------------------------------------------------------------------------

For the Three Months Ended December 31, 1996


                                                                                Additional                  Total
                                                    Common Shares                Paid-In     Retained    Shareholders'
                                                        Shares      Amount       Capital     Earnings       Equity
                                                      --------     --------     --------     --------     --------
Balance at September 30, 1996 ...................       11,226     $ 11,226     $ 88,848     $  6,973     $107,047

Net income ......................................         --           --           --          3,974        3,974
                                                        ------     --------     --------     --------     --------

Balance at December 31, 1996 ....................       11,226     $ 11,226     $ 88,848     $ 10,947     $111,021
                                                        ======     ========     ========     ========     ========


                          See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These financial statements should be read in conjunction with the Trust's September 30, 1996 audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K.

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

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


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

         The Trust has approximately $102 million in net operating losses (the "NOLs") for tax purposes attributable to losses generated in fiscal years 1992 through 1996. The NOLs attributable to each year can be carried forward up to fifteen years from the year the loss was generated. The use of NOLs in any taxable year (together with any recognized losses that are economically attributable to the period up to the Restructuring) will be subject to an annual limitation under Section 382 of the Code. The Trust estimates that this annual limitation is approximately $6 million.

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

                              ALLOWANCE FOR LOSSES

         Impairment on mortgage loans is accounted for in accordance with Financial Accounting Standards Board Statement No. 114 - Accounting by Creditors for Impairment of a Loan.

                              NET INCOME PER SHARE

         Net income per share is computed using the weighted average common shares outstanding during the period.

                          DEPRECIATION AND AMORTIZATION

         At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets; 40 years for buildings, three to five years for other property and over the term of the related lease for lease commissions and tenant improvements. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

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

                                REAL ESTATE OWNED

         As of September 30, 1995, the Trust's invested assets were adjusted to reorganization value which became the new historical cost basis. Subsequently, Assets Held for Investment are carried at historical cost less depreciation. Assets Held for Sale are carried at lower of cost or net realizable value. In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption were applied against the carrying value of long lived assets Held for Investment. Through September 30, 1996, the Trust reduced the carrying values of Assets Held for Investment by $12.6 million as a result of the net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of nine properties classified as Assets Held for Sale. For the first three months of fiscal 1997, a gain of $1.8 million is recorded in net income as a result of property sales. At December 31, 1996, the Trust owned 30 properties of which nine are classified as Assets Held for Sale. The fiscal 1996 revenue and net operating income from these nine properties were $9.9 million and $5.7 million, respectively.

                                 DEFERRED COSTS

         Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the term of the related debt agreement. Amortization expense is included in interest expense in the accompanying statement of operations. Net deferred financing costs included in other assets in the accompanying balance sheet amounted to $1.8 million at December 31, 1996.

                               REVENUE RECOGNITION

         The Trust recognizes base rental revenue for financial statement purposes ratably as earned over the term of the lease.

                          INTEREST RATE SWAP AGREEMENT

         The Trust is a party to an interest rate protection agreement (the "Cap") used to hedge its interest rate exposure on floating rate debt (See Note 4 "Borrowings"). The differential to be paid or received is recognized in the period incurred and included in interest expense.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

NOTE 3.           MORTGAGE LOANS AND INVESTMENTS IN REAL ESTATE

         During the second quarter of fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. The carrying value of the mortgage loans involved in these transactions totaled $50.5 million. The Trust's remaining mortgage loan holdings are currently less than $0.7 million.

         The following table summarizes the Trust's investments in real estate owned at December 31, 1996.

                            Type of                         Number           Carrying         Accumulated         Book
                           Property                      of Properties        Amount         Depreciation         Value
                           --------                      -------------        ------         ------------         -----
                                                                                        (dollars in thousands)
         Real Estate Held for Sale:

                  Real Estate Owned                             7         $     36,252       $       (71)    $    36,181
                  Investment in Partnerships                    2               10,487               (70)         10,417
                                                             ----              -------            ------         -------
                  Total                                         9         $     46,739       $      (141)    $    46,598
                                                             ====              =======             =====         =======



         Real Estate Held for Investment:

                  Real Estate Owned                            18         $     65,605       $    (2,280)    $    63,325
                  Investment in Partnerships                    3               13,813              (303)         13,510
                                                              ---              -------           -------         -------
                  Total                                        21         $     79,418       $    (2,583)    $    76,835
                                                              ===              =======           =======         =======

NOTE 4.           BORROWINGS

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

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account, as defined in the New Indenture, maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty, or indemnification events with respect to any of the remaining twenty properties of the original twenty-four properties mortgaged under the terms of the Floating Rate Notes (underlying collateralized value of $84.6 million at December 31, 1996), the proceeds therefrom will be used to retire up to 125% of a portion of the allocated debt of such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At December 31, 1996, the Trust was in compliance with the New Indenture.

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

         During fiscal 1996, the Trust sold nine real estate properties, three of which were encumbered under the terms of the New Indenture. The Trust used a portion of the net proceeds from the sale of encumbered properties to prepay a portion of the Floating Rate Notes, as required under the terms of the New Indenture. In July of fiscal 1996, the Trust used $4.2 million of the net proceeds and in October and November of fiscal 1997 used $2.6 million and $4.4 million, respectively, of the net proceeds of fiscal 1996 sales to prepay a portion of the Floating Rate Notes.

         During the first quarter of fiscal 1997, the Trust sold one real estate property and one of nine buildings owned by the Trust in an industrial park, which were encumbered under the terms of the New Indenture. In November and February of fiscal 1997, the Trust used $1.3 million and $0.2 million, respectfully of the net proceeds of these sales to prepay a portion of the Floating Rate Notes.

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

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

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

         The 1995  Plan  provides  for the  grant  of  incentive  stock  options
("Incentive Options") which qualify under Section 422 of the Code and non-qualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights. During fiscal 1996, 894,000 shares from the 1995 Plan were granted with a price range from $10.00 to $12.25 per share and 55,000 shares were canceled at a price of $10.00 per share. During the first quarter of fiscal 1997, no shares from the 1995 Plan were granted or canceled. The options expire four years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following section includes a discussion and analysis of the results of operations for the three months ended December 31, 1996 and 1995. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.


RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

         Net income for the three months ended December 31, 1996 was $4.0 million, or $0.35 per share, compared to $1.4 million, or $0.13 per share, for the three months ended December 31, 1995. Income before gain on sale of real estate was $2.2 million, or $0.19 per share, for the three months ended December 31, 1996 compared to $1.4 million, or $0.13 per share, for the three months ended December 31, 1995.

         Rental income was $5.9 million for the three months ended December 31, 1996 compared to $6.6 million for the three months ended December 31, 1995. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $0.8 million for both the three months ended December 31, 1996 and 1995. The decrease in rental income is the result of nine property sales that occurred during fiscal 1996 offset by increased occupancy levels. At December 31, 1996 the Trust owned 30 real estate properties compared to 39 at December 31, 1995 and 38 at September 30, 1995. During fiscal 1996, two properties were added early in the year as a result of foreclosures. Nine properties were sold during fiscal 1996, one of which occurred in the first quarter and the remaining eight occurred during the last two quarters. Two of the eight property sales occurred during the last month of fiscal 1996. During the first quarter of fiscal 1997, the Trust sold one real estate property and one of nine buildings owned by the Trust in an industrial park. Occupancy levels increased to 87.6% at December 31, 1996 compared to 87.5% at September 30, 1996 and 81.1% at September 30, 1995.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         Interest and fee income on mortgage loans was $21,000 for the three months ended December 31, 1996 compared to $1.7 million for the three months ended December 31, 1995. In March 1996, the Trust completed the disposition of substantially all of the its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. As a result, interest income earned on the mortgage loan portfolio was substantially reduced. The Trust's remaining mortgage loan portfolio is currently less than $0.7 million.

         Interest on short-term investments was $0.5 million for the three months ended December 31, 1996 compared to $0.3 million for the three months ended December 31, 1995. The increase was due to the increase in cash balances as a result of nine property sales and the disposition of substantially all of the mortgage loan portfolio.

         Interest expense was $1.4 million for the three months ended December 31, 1996 compared to $3.6 million for the three months ended December 31, 1995. During the first quarter of fiscal 1996, the Trust used $3.5 million to repay a portion of the Mortgage Payable. On April 30, 1996, the Trust refinanced its outstanding Senior Secured Notes at a substantially lower rate of interest with the issuance of new Floating Rate Notes in the amount of $67.4 million. The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996. Included in interest expense for fiscal 1997 is the amortization of deferred costs incurred in obtaining debt financing which are amortized over the term of the debt agreement.

         Operating expenses on rental properties was $2.5 million for the three months ended December 31, 1996 compared to $3.1 million for the three months ended December 31, 1995. The decrease in operating expenses on rental properties is the result of nine property sales that occurred during fiscal 1996 and cost containment measures offset by increased occupancy levels. At December 31, 1996 the Trust owned 30 real estate properties compared to 39 at December 31, 1995 and 38 at September 30, 1995. During fiscal 1996, two properties were added early in the year as a result of foreclosures. Nine properties were sold during fiscal 1996, one of which occurred in the first quarter and the remaining eight occurred during the last two quarters. Two of the eight property sales occurred during the last month of fiscal 1996. During the first quarter of fiscal 1997, the Trust sold one real estate property and one of nine buildings owned by the Trust in an industrial park. Occupancy levels increased to 87.6% at December 31, 1996 compared to 87.5% at September 30, 1996 and 81.1% at September 30, 1995.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         Depreciation and amortization on rental properties was $0.5 million for the three months ended December 31, 1996 compared to $0.6 million for the three months ended December 31, 1995. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment.

         Other operating expenses were unchanged for the three months ended December 31, 1996 compared to the three months ended December 31, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

         Prior to the 1995 Restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, management believes the cash flow from operating activities will be sufficient to meet minimum debt service requirements. In the near term, the Trust expects to fund capital expenditures from available funds from operations and cash on hand; however, no assurance can be given that this expectation will be achieved. The Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligations can be adversely impacted by a negative change in the national economy, particularly as those changes may relate to real estate markets in which the Trust operates. Certain factors that might cause such a difference include the following: risks and uncertainties inherent to general and local real estate conditions; the supply and demand for the types of rental properties which the Trust operates; interest rate levels; non-payment of rent by tenants or that operating costs may be greater than anticipated.

         Taxable income required to be distributed in order for the Trust to maintain its REIT status will be less than income reported for financial reporting purposes under generally accepted accounting principles due to differences related to depreciation, use of NOLs (subject to the Code Section 382 limitations) and timing differences related to bad debt deductions.

         On March 28, 1996, the Trust entered into a financing agreement which provided for the issuance of $67.4 million of new Floating Rate Notes, which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999.

         The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds. Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At December 31, 1996, the Trust was in compliance with the New Indenture.

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

         During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment. During fiscal 1996, the Trust received $26.6 million in net proceeds from the sale of nine properties with a carrying value of $19.2 million classified as Assets Held for Sale.

         During the first quarter of fiscal 1997, the Trust received $4.3 million in net proceeds from the sale of real estate property classified as Assets Held for Sale with a carrying value of $2.6 million. The sales included one real estate property and one of nine buildings owned by the Trust in an industrial park.

         The Trust's cash flow is derived from operating, investing and financing activities. For the three months ended December 31, 1996, cash provided by operating activities decreased to $2.3 million compared to $6.3 million for the three months ended December 31, 1995. The decrease in cash provided by operating activities was primarily attributable to a reduced number of properties and lower interest payments in connection with the senior indebtedness. The outstanding balance on the Senior Secured Notes decreased to $54.8 million at December 31, 1996 from $110.0 million at December 31, 1995.

         Cash provided by investing activities increased to $2.8 million for the three months ended December 31, 1996 compared to $0.6 million for the three months ended December 31, 1995. Real estate sales activity accounted for the largest increase, increasing to $4.3 million for the three months ended December 31, 1996 compared to $1.8 million for the three months ended December 31, 1995.

         Cash provided by financing activities remained flat for the three months ended December 31, 1996 compared to the same period last year. Restricted cash decreased by $8.8 million for the three months ended December 31, 1996 compared to a decrease of $4.3 million for the three months ended December 31, 1995. The decrease in restricted cash is related to the funds held by the New Indenture Trustee in the Debt Service Reserve and Trapped Funds Account. The decrease in the restricted cash was offset by prepayments on the Senior Secured Notes.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

PART II:          OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE TRUST'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THOSE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE SET FORTH UNDER THE "LIQUIDITY AND CAPITAL RESOURCES" SECTION OF ITEM 2.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                Value Property Trust




                                /s/George R. Zoffinger
                                ----------------------
                                George R. Zoffinger
                                President, Chief Executive Officer and Trustee (Principal Executive Officer)



                                /s/Robert T. English
                                --------------------
                                Robert T. English
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)







DATE:   February 14, 1997