Form 10-Q
period 1997-03-31
VALUE PROPERTY TRUST
filed 1997-05-15
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                           Yes [ X ]    No [   ]

         Number of Common Shares Outstanding at May 5, 1997: 11,226,310

                      VALUE PROPERTY TRUST AND SUBSIDIARIES

                                      INDEX






Part I:    FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements..........................

                     Consolidated Balance Sheets at March 31, 1997 (Unaudited)
                           and September 30, 1996...............................

                     Consolidated Statement of Operations for the Three and Six
                           Months Ended March 31, 1997 and 1996 (Unaudited).....

                     Consolidated Statement of Cash Flows for the Six Months
                           Ended March 31, 1997 and 1996 (Unaudited)............

                     Consolidated Statement of Shareholders' Equity for the Six
                           Months Ended March 31, 1997 (Unaudited)..............

                     Notes to the Consolidated Financial Statements.............

           Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ...........................




Part II:   OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security Holders........

           Item 5.   Other Information..........................................

           Item 6.   Exhibits and Reports on Form 8-K...........................

                     Signatures.................................................

PART I:              FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands)
------------------------------------------------------------------------------------
                                                           March 31,   September 30,
                                                             1997           1996
                                                            -------        --------
                                                         (Unaudited)
                   ASSETS
Assets Held for Sale:
   Investment in partnerships .....................        $ 15,906        $ 10,219
   Real estate owned ..............................          47,076          38,171
                                                            -------        --------
         Total Assets Held for Sale ...............          62,982          48,390
                                                            -------        --------
Assets Held for Investment:
   Mortgage loans .................................             605             663
   Investment in partnerships .....................             --           13,486
   Real estate owned ..............................          37,801          63,196
                                                            -------        --------
         Total Assets Held for Investment .........          38,406          77,345
                                                            -------        --------

         Total Invested Assets ....................         101,388         125,735

Cash and cash equivalents .........................          53,526          29,501
Restricted cash ...................................          11,943          12,213
Interest receivable and other assets ..............           3,908           4,962
                                                            -------        --------
         Total Assets .............................        $170,765        $172,411
                                                           ========        ========

                   LIABILITIES

Senior secured notes (due 1999) ...................        $ 49,729        $ 63,226
Accounts payable and accrued expenses .............           1,540           1,804
Interest payable ..................................             252             334
                                                            -------        --------
         Total Liabilities ........................          51,521          65,364
                                                            -------        --------

------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands)(continued)
------------------------------------------------------------------------------------
                                                           March 31,   September 30,
                                                             1997           1996
                                                            -------        --------
                                                         (Unaudited)

                   SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares
   authorized, none issued ........................             --              --
Common shares, $1 par value: 20,000,000 shares
   authorized,  11,226,310 and 11,226,310 shares
   issued and outstanding .........................          11,226          11,226
Additional paid-in capital ........................          88,848          88,848
Accumulated earnings ..............................          19,170           6,973
                                                           --------        --------
         Total Shareholders' Equity ...............         119,244         107,047
                                                           --------        --------

         Total Liabilities and Shareholders' Equity        $170,765        $172,411
                                                           ========        ========




         See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)
--------------------------------------------------------------------------------------------
                                                 Three Months Ended         Six Months Ended
                                                       March 31,               March 31,
                                                 -------------------     -------------------
                                                    1997        1996        1997        1996
                                                 -------     -------     -------     -------
Revenue:
   Rental properties:
       Rental income .......................     $ 5,725     $ 6,880     $11,649     $13,545
       Operating expense reimbursements ....         830         853       1,675       1,696
   Interest and fee income on mortgage loans          21       1,240          42       2,814
   Interest on short-term investments ......         595         462       1,114         767
   Other ...................................           8           3           8          11
                                                 -------     -------     -------     -------
       Total Revenue .......................       7,179       9,438      14,488      18,833
                                                 -------     -------     -------     -------

Expenses:
   Interest ................................       1,392       3,420       2,773       6,985
   Rental properties:
       Operating ...........................       2,447       3,051       4,931       6,126
       Depreciation and amortization .......         415         630         944       1,195
   Other operating expenses ................         779         887       1,515       1,640
                                                 -------     -------     -------     -------
       Total Expenses ......................       5,033       7,988      10,163      15,946
                                                 -------     -------     -------     -------

Income before gain on sale of real estate ..       2,146       1,450       4,325       2,887
Gain on sale of real estate ................       6,077         --        7,872         --
                                                 -------     -------     -------     -------
Net income .................................     $ 8,223     $ 1,450     $12,197     $ 2,887
                                                 =======     =======     =======     =======

Per share:
Income before gain on sale of real estate ..     $   .19     $   .13     $   .39     $   .26
Gain on sale of real estate ................         .55         --          .70         --
                                                 -------     -------     -------     -------
Net income .................................     $   .74     $   .13     $  1.09     $   .26
                                                 =======     =======     =======     =======

Weighted average number of common
   shares outstanding ......................      11,226      11,226      11,226      11,226
                                                 =======     =======     =======     =======


         See accompanying notes to the consolidated financial statements.

---------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In Thousands)
---------------------------------------------------------------------------------------------
                                                                          Six Months Ended
                                                                               March 31,
                                                                          1997          1996
                                                                       --------      --------
Cash flows from operating activities:
     Net income ..................................................     $ 12,197      $  2,887
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization on real estate .......          944         1,195
              Decrease in payables and accrued expenses ..........         (264)       (2,918)
              (Decrease) increase in interest payable ............          (82)        3,059
              Decrease in receivables and other assets ...........        1,021         4,955
              Gain on sale of real estate ........................       (7,872)           --
                                                                       --------      --------
     Total adjustments ...........................................       (6,253)        6,291
                                                                       --------      --------
Net cash provided by operating activities ........................        5,944         9,178
                                                                       --------      --------
Cash flows from investing activities:
     Investment in real estate:
         Real estate .............................................       (1,933)        2,393
         Partnerships ............................................         (440)         (139)
         Advances on mortgage loans ..............................           --           (73)
     Principal repayments on mortgage loans ......................           58           244
     Proceeds from the sale of real estate .......................       33,623           658
     Proceeds from the sale of mortgage loans and notes receivable           --        51,123
     Principal repayments on notes receivable ....................           --           338
                                                                       --------      --------
Net cash provided by investing activities ........................       31,308        54,544
                                                                       --------      --------
Cash flows from financing activities:
     Payment of mortgage payable .................................           --        (3,638)
     Prepayment of senior secured notes (due 1999) ...............      (13,497)           --
     Decrease in restricted cash .................................          270         5,592
                                                                       --------      --------
Net cash (used in) provided by financing activities ..............      (13,227)        1,954
                                                                       --------      --------

Net increase in cash and cash equivalents ........................       24,025        65,676
Cash and cash equivalents at beginning of period .................       29,501         9,977
                                                                       --------      --------

Cash and cash equivalents at end of period .......................     $ 53,526      $ 75,653
                                                                       ========      ========
Supplemental schedule of non-cash investment and
     financing activities:

     Transfer of mortgage loans to real estate owned .............     $     --      $  5,120
                                                                       ========      ========

     Interest paid ...............................................     $  1,952      $  3,127
                                                                       ========      ========
         See accompanying notes to the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands)
-------------------------------------------------------------------------------------------------------------------
For the Six Months Ended March 31, 1997


                                                                                Additional                 Total
                                                         Common  Shares          Paid-In     Retained   Shareholders'
                                                       Shares       Amount       Capital     Earnings      Equity
                                                      --------     --------     --------     --------     --------
Balance at September 30, 1996 ...................       11,226     $ 11,226     $ 88,848     $  6,973     $107,047

Net income ......................................           --           --           --       12,197       12,197
                                                      --------     --------     --------     --------     --------

Balance at March 31, 1997 .......................       11,226     $ 11,226     $ 88,848     $ 19,170     $119,244
                                                      ========     ========     ========     ========     ========


                          See accompanying notes to the consolidated financial statements.


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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These financial statements should be read in conjunction with the Trust's September 30, 1996 audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                          DEPRECIATION AND AMORTIZATION

         At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets; 40 years for buildings, three to five years for other property and over the term of the related lease for lease commissions and tenant improvements. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets. During the six months ended March 31, 1997, the Trust reclassified five properties totaling $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            CASH AND CASH EQUIVALENTS

         Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper, bank CDs and US Treasury and Agency Securities) with original maturities not exceeding a term greater than 90 days.

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

                                REAL ESTATE OWNED

         As of September 30, 1995, the Trust's invested assets were adjusted to reorganization value which became the new historical cost basis. Subsequently, Assets Held for Investment are carried at historical cost less depreciation. Assets Held for Sale are carried at lower of cost or net realizable value. In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption were applied against the carrying value of long lived assets Held for Investment. Through September 30, 1996, the Trust reduced the carrying values of Assets Held for Investment by $12.6 million as a result of the net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of nine properties classified as Assets Held for Sale. For the first six months of fiscal 1997, a gain of $7.9 million is recorded in net income as a result of property sales. At March 31, 1997, the Trust owned 26 properties of which 11 are classified as Assets Held for Sale. The fiscal 1996 revenue and net operating income from these 11 properties were $12.8 million and $7.8 million, respectively.

                                 DEFERRED COSTS

         Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the term of the related debt agreement. Amortization expense is included in interest expense in the accompanying statement of operations. Net deferred financing costs included in other assets in the accompanying balance sheet amounted to $1.3 million at March 31, 1997.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure."

         SFAS 128, which simplifies existing computational guidelines, supersedes Accounting Principles Board ("APB") Opinion 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, and all prior period EPS figures that are presented are required to be restated. The Trust is currently evaluating SFAS 128 and believes that the adoption of SFAS 128 will not have a significant impact on the disclosures in the financial statements of the Trust.

         SFAS 129, "Disclosure of Information about Capital Structure" lists required disclosure about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997. The Trust believes that the adoption of SFAS 129 will not have a significant impact on the disclosures in the financial statements of the Trust.


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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the Trust's investments in real estate owned at March 31, 1997.

              Type of                      Number        Carrying      Accumulated        Book
             Property                  of Properties      Amount       Depreciation       Value
             --------                  -------------      ------       ------------       -----
                                                           (dollars in thousands)
Real Estate Held for Sale:

         Real Estate Owned ........              8        $48,066        $  (990)        $47,076
         Investment in Partnerships              3         16,247           (341)         15,906
                                           -------        -------        -------         -------
         Total ....................             11        $64,313        $(1,331)        $62,982
                                           =======        =======        =======         =======

Real Estate Held for Investment:

         Real Estate Owned ........             15        $39,527        $(1,726)        $37,801
                                           -------        -------        -------         -------
         Total ....................             15        $39,527        $(1,726)        $37,801
                                           =======        =======        =======         =======

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

         The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account, as defined in the New Indenture, maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty, or indemnification events

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with respect to any of the remaining eighteen properties of the original twenty-four properties mortgaged under the terms of the Floating Rate Notes (underlying collateralized value of $69.8 million at March 31, 1997), the proceeds therefrom will be used to retire up to 125% of a portion of the allocated debt of such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At March 31, 1997, the Trust was in compliance with the New Indenture.

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

         During the six months ended March 31, 1997, the Trust sold three real estate properties and three of nine buildings owned by the Trust in an industrial park, which were encumbered under the terms of the New Indenture. In addition, the Trust sold two real estate properties which were not encumbered under the terms of the New Indenture. During the six months ended March 31, 1997, the Trust used $6.5 million of the net proceeds of the encumbered sales to prepay a portion of the Floating Rate Notes. In April of fiscal 1997, the Trust used $6.8 million of the net proceeds of an encumbered sale which occurred in March 1997 to prepay a portion of the Floating Rate Notes.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The 1995  Plan  provides  for the  grant  of  incentive  stock  options
("Incentive Options") which qualify under Section 422 of the Code and non-qualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights. During fiscal 1996, 894,000 shares from the 1995 Plan were granted with a price range from $10.00 to $12.25 per share and 55,000 shares were canceled at a price of $10.00 per share. During the six months ended March 31, 1997, no shares from the 1995 Plan were granted or canceled. The options expire four years from the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         The following section includes a discussion and analysis of the results of operations for the six months and three months ended March 31, 1997 and 1996. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

RESULTS OF OPERATIONS-SIX MONTHS ENDED MARCH 31, 1997 VS. SIX MONTHS ENDED MARCH 31, 1996

         Net income for the six months ended March 31, 1997 was $12.2 million, or $1.09 per share, compared to $2.9 million, or $0.26 per share, for the six months ended March 31, 1996. Income before gain on sale of real estate was $4.3 million, or $0.39 per share, for the six months ended March 31, 1997 compared to $2.9 million, or $0.26 per share, for the six months ended March 31, 1996.

         Rental income was $11.6 million for the six months ended March 31, 1997 compared to $13.5 million for the six months ended March 31, 1996. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $1.7 million for both the six months ended March 31, 1997 and 1996. The decrease in rental income was the result of the property sales that occurred during fiscal 1996. At March 31, 1997 the Trust owned 26 real estate properties compared to 39 at March 31, 1996 and 38 at September 30, 1995. During the third and fourth quarters of fiscal 1996, the Trust sold eight properties and during the first six months ended March 31, 1997, the Trust sold five real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight properties sold during the last two quarters of fiscal 1996 contributed $1.9 million in revenue during the six months ended March 31, 1996. Occupancy levels decreased to 85.5% at March 31, 1997 compared to 87.5% at September 30, 1996 and 81.1% at September 30, 1995. Occupancy levels, adjusted for property sales, increased to 85.5% at March 31, 1997 compared to 85.0% at March 31, 1996.

         Interest and fee income on mortgage loans was $42,000 for the six months ended March 31, 1997 compared to $2.8 million for the six months ended March 31, 1996. In March 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. As a result, interest income earned on the mortgage loan portfolio was substantially reduced. The Trust's remaining mortgage loan portfolio is currently less than $0.7 million.

         Interest on short-term investments was $1.1 million for the six months ended March 31, 1997 compared to $0.8 million for the six months ended March 31, 1996. The increase was due to the increase in cash balances as a result of 13 property sales after March 31, 1996 and the disposition of substantially all of the mortgage loan portfolio in March 1996.

         Interest expense was $2.8 million for the six months ended March 31, 1997 compared to $7.0 million for the six months ended March 31, 1996. During October of fiscal 1996, the Trust used $3.5 million to repay a portion of the Mortgage Payable. On April 30, 1996, the Trust refinanced its outstanding Senior Secured Notes at a substantially lower rate of interest with the issuance of new Floating Rate Notes in the amount of $67.4 million. The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996. Included in interest expense for fiscal 1997 is the amortization of deferred costs incurred in obtaining debt financing which are amortized over the term of the debt agreement. The Trust has reduced the Floating Rate Notes by $17.7 million through March 31, 1997 as a result of the prepayments required under the New Indenture from the sale of five encumbered properties and three of nine buildings owned by the Trust in an industrial park. In April of fiscal 1997, the Trust used $6.8 million of the net proceeds of an encumbered sale which occurred in March of fiscal 1997 to prepay a portion of the Floating Rate Notes.

         Operating expenses on rental properties was $4.9 million for the six months ended March 31, 1997 compared to $6.1 million for the six months ended March 31, 1996. The decrease in operating expenses on rental properties is the result of property sales that occurred during fiscal 1996 and cost containment measures. At March 31, 1997 the Trust owned 26 real estate properties compared to 39 at March 31, 1996 and 38 at September 30, 1995. During the third and fourth quarters of fiscal 1996, the Trust sold eight properties and during the first six months of fiscal 1997, the Trust sold five real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight properties sold during the last two quarters of fiscal 1996 contributed $0.7 million in operating expenses during the six months ended March 31, 1996. Occupancy levels decreased to 85.5% at March 31, 1997 compared to 87.5% at September 30, 1996 and 81.1% at September 30, 1995. Occupancy levels, adjusted for property sales, increased to 85.5% at March 31, 1997 compared to 85.0% at March 31, 1996.

         Depreciation and amortization on rental properties was $0.9 million for the six months ended March 31, 1997 compared to $1.2 million for the six months ended March 31, 1996. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment. During the six months ended March 31, 1997, the Trust reclassified five properties totaling $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

         Other operating expenses decreased 7.6% for the six months ended March 31, 1997 compared to the six months ended March 31, 1996.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1997 VS.THREE MONTHS ENDED MARCH 31, 1996

         Net income for the three months ended March 31, 1997 was $8.2 million, or $0.74 per share, compared to $1.5 million, or $0.13 per share, for the three months ended March 31, 1996. Income before gain on sale of real estate was $2.1 million, or $0.19 per share, for the three months ended March 31, 1997 compared to $1.5 million, or $0.13 per share, for the three months ended March 31, 1996.

         Rental income was $5.7 million for the three months ended March 31, 1997 compared to $6.9 million for the three months ended March 31, 1996. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $0.8 million and $0.9 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in rental income is the result of property sales that occurred during fiscal 1996. At March 31, 1997 the Trust owned 26 real estate properties compared to 39 at March 31, 1996 and 38 at September 30, 1995. During the last six months of fiscal 1996, the Trust sold eight properties. During the first six months of fiscal 1997, the Trust sold five real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight properties sold during the last two quarters of fiscal 1996 contributed $1.0 million in revenue during the three months ended March 31, 1996. Occupancy levels decreased to 85.5% at March 31, 1997 compared to 87.5% at September 30, 1996 and 81.1% at September 30, 1995. Occupancy levels, adjusted for property sales, increased to 85.5% at March 31, 1997 compared to 85.0% at March 31, 1996.

         Interest and fee income on mortgage loans was $21,000 for the three months ended March 31, 1997 compared to $1.2 million for the three months ended March 31, 1996. In March 1996, the Trust completed the disposition of substantially all of the mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. As a result, interest income earned on the mortgage loan portfolio was substantially reduced. The Trust's remaining mortgage loan portfolio is currently less than $0.7 million.

         Interest on short-term investments was $0.6 million for the three months ended March 31, 1997 compared to $0.5 million for the three months ended March 31, 1996. The increase was due to the increase in cash balances as a result of 13 property sales after March 31, 1996 and the disposition of substantially all of the mortgage loan portfolio in March 1996.

         Interest expense was $1.4 million for the three months ended March 31, 1997 compared to $3.4 million for the three months ended March 31, 1996. On April 30, 1996, the Trust refinanced its outstanding Senior Secured Notes at a substantially lower rate of interest with the issuance of new Floating Rate Notes in the amount of $67.4 million. The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996. Included in interest expense for fiscal 1997 is the amortization of deferred costs incurred in obtaining debt financing which are amortized over the term of the debt agreement. The Trust has reduced the Floating Rate Notes by $17.7 million through March 31, 1997 as a result of the prepayments required under the New Indenture from the sale of five encumbered properties and three of nine buildings owned by the Trust in an industrial park. In April of fiscal 1997, the Trust used $6.8 million of the net proceeds of an encumbered sale in March of fiscal 1996 to prepay a portion of the Floating Rate Notes.

         Operating expenses on rental properties was $2.4 million for the three months ended March 31, 1997 compared to $3.1 million for the three months ended March 31, 1996. The decrease in operating expenses on rental properties is the result of property sales that occurred during fiscal 1996 and cost containment measures. At March 31, 1997 the Trust owned 26 real estate properties compared to 39 at March 31, 1996 and 38 at September 30, 1995. During the third and fourth quarters of fiscal 1996, the Trust sold eight properties and during the first six months of fiscal 1997, the Trust sold five real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight properties sold during the last two quarters of fiscal 1996 contributed $0.4 million in operating expenses during the second quarter ended March 31, 1996. Occupancy levels decreased to 85.5% at March 31, 1997 compared to 87.5% at September 30, 1996 and 81.1% at September 30, 1995. Occupancy levels, adjusted for property sales, increased to 85.5% at March 31, 1997 compared to 85.0% at March 31, 1996.

         Depreciation and amortization on rental properties was $0.4 million for the three months ended March 31, 1997 compared to $0.6 million for the three months ended March 31, 1996. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment. During the second quarter of fiscal 1997, the Trust reclassified five properties totaling $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

         Other operating expenses decreased 12.2% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         Prior to the 1995 Restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, management believes the cash flow from operating activities will be sufficient to meet minimum debt service requirements. In the near term, the Trust expects to fund capital expenditures from available funds from operations and cash on hand, however, no assurance can be given that this expectation will be achieved. The Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligations can be adversely impacted by a negative change in the national economy, particularly as those changes may relate to real estate markets in which the Trust operates. Certain factors that might cause such a difference include the following: risks and uncertainties inherent to general and local real estate conditions; the supply and demand for the types of rental properties which the Trust operates; interest rate levels; non-payment of rent by tenants or that operating costs may be greater than anticipated.

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

         The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds. Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At March 31, 1997, the Trust was in compliance with the New Indenture.

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

         During the six months ended March 31, 1997, the Trust reclassified five properties totaling $35.7 million to Assets Held for Sale from Assets Held for Investment. During the six months ended March 31, 1997, the Trust received $33.6 million in net proceeds from the sale of real estate property classified as Assets Held for Sale with a carrying value of $25.7 million. The sales included five real estate properties and three of nine buildings owned by the Trust in an industrial park.

         The Trust's cash flow is derived from operating, investing and financing activities. For the six months ended March 31, 1997, cash provided by operating activities decreased to $5.9 million compared to $9.2 million for the six months ended March 31, 1996. The decrease in cash provided by operating activities was primarily attributable to a reduced number of properties offset by lower interest payments in connection with the senior indebtedness. The outstanding balance on the Senior Secured Notes decreased to $49.7 million at March 31, 1997 from $110.0 million at March 31, 1996.

         Cash provided by investing activities decreased to $31.3 million for the six months ended March 31, 1997 compared to $54.5 million for the six months ended March 31, 1996. The decrease in cash provided by investing activities was primarily attributable to the disposition of substantially all of the Trust's mortgage loan portfolio in March 1996. Real estate sales activity offset this decrease by increasing to $33.6 million for the six months ended March 31, 1997 compared to $0.7 million for the six months ended March 31, 1996.

         Cash used in financing activities increased to $13.2 million for the six months ended March 31, 1997 compared to cash provided by financing activities of $2.0 million for the six months ended March 31, 1996. The Trust used $13.5 million in the six months ended March 31, 1997 to prepay a portion of the Senior Secured Notes. Restricted cash was flat for the six months ended March 31, 1997 compared to a decrease of $5.6 million for the six months ended March 31, 1996. The decrease in restricted cash is related to the funds held by the New Indenture Trustee in the Debt Service Reserve and Trapped Funds Account.

PART II:          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Trust held its Annual Meeting of Shareholders on Tuesday, February 25, 1997. The shareholders approved the following proposals as set forth in the Trust's 1997 Annual Proxy
                  Statement:

                  Proposal 1 - Election of seven (7) Trustees to serve until the next Annual Meeting of Shareholders and until their successors have been duly elected and qualified.

                           Trustee                                     For              Withheld
                           -------                                     ---              --------
                           Jeffrey A. Altman....................... 9,725,434             4,846
                           Martin Bernstein........................ 9,725,455             4,825
                           Richard S. Frary........................ 9,725,465             4,815
                           Richard B. Jennings..................... 9,725,464             4,816
                           John B. Levy............................ 9,725,450             4,830
                           Carl A. Mayer, Jr....................... 9,725,449             4,831
                           George R. Zoffinger..................... 9,725,444             4,836

ITEM 5.           OTHER INFORMATION

         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE TRUST'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS. THOSE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE SET FORTH UNDER "LIQUIDITY AND CAPITAL RESOURCES" SECTION OF ITEM 2.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  27       Financial Data Schedule

(b)      Reports on Form 8-K

                  The Trust filed a Current Report on Form 8-K dated March 17, 1997 under Item 2 and Item 7 of Form 8-K regarding the Trust's disposition of four real estate properties during the current quarter.

                                   SIGNATURES







         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Value Property Trust




                                /s/ George R. Zoffinger
                                -----------------------
                                George R. Zoffinger
                                President, Chief Executive Officer and Trustee (Principal Executive Officer)




                                /s/ Robert T. English
                                ---------------------
                                Robert T. English
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: May 15, 1997