Form 10-Q
period 1997-06-30
VALUE PROPERTY TRUST
filed 1997-08-14
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Number of Common Shares Outstanding at August 5, 1997:  11,226,310

                      VALUE PROPERTY TRUST AND SUBSIDIARIES

                                      INDEX






Part I:    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements..........................

                    Consolidated Balance Sheets at June 30, 1997 (Unaudited)
                          and September 30, 1996...............................

                    Consolidated Statements of Operations for the Three and Nine
                          Months Ended June 30, 1997 and 1996 (Unaudited)......

                    Consolidated Statements of Cash Flows for the Nine Months
                          Ended June 30, 1997 and 1996 (Unaudited).............

                    Consolidated Statement of Shareholders' Equity for the Nine
                          Months Ended June 30, 1997 (Unaudited)...............

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

                    Signatures.................................................

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

PART I:              FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                 June 30,    September 30,
                                                                   1997         1996
                                                                 --------     --------
                                                                (Unaudited)
                   ASSETS

Assets Held for Sale:
   Investment in partnerships ..............................     $ 11,366     $ 10,219
   Real estate owned .......................................       23,249       38,171
                                                                 --------     --------
         Total Assets Held for Sale ........................       34,615       48,390
                                                                 --------     --------

Assets Held for Investment:
   Mortgage loans ..........................................          583          663
   Investment in partnerships ..............................         --         13,486
   Real estate owned .......................................       37,935       63,196
                                                                 --------     --------
         Total Assets Held for Investment ..................       38,518       77,345
                                                                 --------     --------

         Total Invested Assets .............................       73,133      125,735

Cash and cash equivalents ..................................       65,932       29,501
Restricted cash ............................................       34,734       12,213
Interest receivable and other assets .......................        3,683        4,962
                                                                 --------     --------
         Total Assets ......................................     $177,482     $172,411
                                                                 ========     ========

                   LIABILITIES

Senior secured notes (due 1999) ............................     $ 42,882     $ 63,226
Accounts payable and accrued expenses ......................        1,396        1,804
Interest payable ...........................................          244          334
                                                                 --------     --------
         Total Liabilities .................................       44,522       65,364
                                                                 --------     --------

CONSOLIDATED BALANCE SHEETS
(In Thousands) (continued)

                                                                 June 30,    September 30,
                                                                   1997         1996
                                                                 --------     --------
                                                                (Unaudited)
                   SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares authorized,
   none issued .............................................         --           --
Common shares, $1 par value: 20,000,000 shares authorized,
   11,226,310 and 11,226,310 shares issued and outstanding .       11,226       11,226
Additional paid-in capital .................................       88,848       88,848
Accumulated earnings .......................................       32,886        6,973
                                                                 --------     --------
         Total Shareholders' Equity ........................      132,960      107,047
                                                                 --------     --------

         Total Liabilities and Shareholders' Equity ........     $177,482     $172,411
                                                                 ========     ========




        See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)



                                                  Three Months Ended       Nine Months Ended
                                                        June 30,                June 30,
                                                 -------------------       -----------------
                                                   1997        1996        1997        1996
                                                 -------     -------     -------     -------
Revenue:
   Rental properties:
       Rental income .......................     $ 5,052     $ 6,909     $16,701     $20,454
       Operating expense reimbursements ....         843         985       2,518       2,681
   Interest and fee income on mortgage loans          19          19          61       2,833
   Interest on short-term investments ......         829         543       1,943       1,310
   Other ...................................           0           6           8          17
                                                 -------     -------     -------     -------
       Total Revenue .......................       6,743       8,462      21,231      27,295
                                                 -------     -------     -------     -------

Expenses:
   Interest ................................       1,389       2,064       4,162       9,049
   Rental properties:
       Operating ...........................       2,171       2,978       7,102       9,104
       Depreciation and amortization .......         377         585       1,321       1,780
   Other operating expenses ................         802         819       2,317       2,459
                                                 -------     -------     -------     -------
       Total Expenses ......................       4,739       6,446      14,902      22,392
                                                 -------     -------     -------     -------

Income before gain on sale of real estate ..       2,004       2,016       6,329       4,903
Gain on sale of real estate ................      11,712        --        19,584        --
                                                 -------     -------     -------     -------
Net income .................................     $13,716     $ 2,016     $25,913     $ 4,903
                                                 =======     =======     =======     =======

Per share:
Income before gain on sale of real estate ..     $   .18     $   .18     $   .56     $   .44
Gain on sale of real estate ................        1.04        --          1.75        --
                                                 -------     -------     -------     -------
Net income .................................     $  1.22     $   .18     $  2.31     $   .44
                                                 =======     =======     =======     =======

Weighted average number of common
   shares outstanding ......................      11,226      11,226      11,226      11,226
                                                 =======     =======     =======     =======



               See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
                                                                         Nine Months Ended
                                                                              June 30,
                                                                         1997          1996
                                                                      ---------     ---------
Cash flows from operating activities:
     Net income ..................................................    $  25,913     $   4,903
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization on real estate .......        1,321         1,780
              Decrease in payables and accrued expenses ..........         (408)       (2,897)
              (Decrease) increase in interest payable ............          (90)          357
              Decrease in receivables and other assets ...........        1,647         3,061
              Gain on sale of real estate ........................      (19,584)         --
                                                                      ---------     ---------
     Total adjustments ...........................................      (17,114)        2,301
                                                                      ---------     ---------
Net cash provided by operating activities ........................        8,799         7,204
                                                                      ---------     ---------
Cash flows from investing activities: Investment in real estate:
         Real estate .............................................       (2,706)       (3,403)
         Partnerships ............................................         (629)         (145)
         Advances on mortgage loans ..............................         --             (73)
     Principal repayments on mortgage loans ......................           80         2,357
     Proceeds from the sale of real estate .......................       73,752        14,677
     Proceeds from the sale of mortgage loans and notes receivable         --          53,991
     Principal repayments on notes receivable ....................         --             366
                                                                      ---------     ---------
Net cash provided by investing activities ........................       70,497        67,770
                                                                      ---------     ---------
Cash flows from financing activities:
     Payment of mortgage payable .................................         --         (17,535)
     Prepayment of senior secured notes (due 2002) ...............         --        (109,975)
     Borrowing of senior secured notes (due 1999) ................         --          67,379
     Prepayment of senior secured notes (due 1999) ...............      (20,344)         --
     Increase in restricted cash .................................      (22,521)       (3,243)
                                                                      ---------     ---------
Net cash used in financing activities ............................      (42,865)      (63,374)
                                                                      ---------     ---------
Net increase in cash and cash equivalents ........................       36,431        11,600
Cash and cash equivalents at beginning of period .................       29,501         9,977
                                                                      ---------     ---------
Cash and cash equivalents at end of period .......................    $  65,932     $  21,577
                                                                      =========     =========
Supplemental schedule of non-cash investment and
     financing activities:

     Transfer of mortgage loans to real estate owned .............    $    --       $   5,120
                                                                      =========     =========
     Interest paid ...............................................    $   2,747     $   7,787
                                                                      =========     =========

               See accompanying notes to the consolidated financial statements.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands)

For the Nine Months Ended June 30, 1997


                                                                    Additional                    Total
                                             Common Shares           Paid-In       Retained   Shareholders'
                                          Shares        Amount       Capital       Earnings      Equity
                                          ------        ------       -------       --------      ------
Balance at September 30, 1996 ......      11,226      $ 11,226      $ 88,848      $  6,973      $107,047

Net income .........................        --            --            --          25,913        25,913
                                        --------      --------      --------      --------      --------

Balance at June 30, 1997 ...........      11,226      $ 11,226      $ 88,848      $ 32,886      $132,960
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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These financial statements should be read in conjunction with the Trust's September 30, 1996 audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K.

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

                                  INCOME TAXES

         The Trust is a real estate investment trust ("REIT") that has elected to be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Trust does not pay Federal income tax on income as long as income distributed to shareholders is at least equal to 95% of real estate investment trust taxable income, and pays no Federal income tax on capital gains distributed to shareholders.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


         In July 1997, the Trust contacted the Internal Revenue Service (the "IRS") regarding interpretative advice concerning a technical provision of the REIT requirements of the Internal Revenue Code and, based upon such interpretive advice, potential violations of such provision during fiscal 1994 and 1995. The Trust does not believe that any such potential violations would have a material adverse effect on the Trust. However, the Trust has sought the IRS'
interpretation of the technical provision of the REIT requirements and its concurrence that, if any technical violations were deemed to have occurred, such violations would not affect the Trust's REIT status. The Trust believes that if its status as a REIT was terminated, potential corporate taxes for prior periods would not be material due to the net operating losses available in prior periods. Moreover, there should be no material adverse tax consequences to shareholders during such prior periods since no distributions were made to shareholders during such periods. The effect of a termination of REIT status in current and future periods would be based upon a number of factors; because the Trust is unable to predict the occurrence or magnitude of such factors; it is unable to predict the effect of a termination of REIT status on the Trust or its shareholders for such periods.

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

         The Trust has approximately $115 million in net operating losses (the "NOLs") for tax purposes attributable to losses generated in fiscal years 1992 through 1996. The NOLs attributable to each year can be carried forward up to fifteen years from the year the loss was generated. The use of NOLs in any taxable year (together with any recognized losses that are economically attributable to the period up to the Restructuring) will be subject to an annual limitation under Section 382 of the Code. The Trust estimates that this annual limitation is approximately $6 million.

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

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


                              NET INCOME PER SHARE

         Net income per share is computed using the weighted average common shares outstanding during the period.

                          DEPRECIATION AND AMORTIZATION

         At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets; 40 years for buildings, three to five years for other property and over the term of the related lease for lease commissions and tenant improvements. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven real estate properties totaling $18.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets. During the second quarter of fiscal 1997, the Trust reclassified five real estate properties totaling $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

                            CASH AND CASH EQUIVALENTS

         Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper, bank CDS and US Treasury and Agency Securities) with original maturities not exceeding a term greater than 90 days.

                           INVESTMENT IN PARTNERSHIPS

         Investment in partnerships represents the Trust's investment in real estate partnerships. The Trust owns a majority percentage interest in most of these partnerships and receives substantially all of the cash flow. The Trust accounts for all of these partnerships, except one, in a similar manner as real estate investments; the one partnership was accounted for using the equity method.

                                REAL ESTATE OWNED

         As of September 30, 1995, the Trust's invested assets were adjusted to reorganization value which became the new historical cost basis. Subsequently, Assets Held for Investment are carried at historical cost less depreciation. Assets Held for Sale are carried at lower of cost or net realizable value. In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption were applied against the carrying value of long lived assets Held for Investment. Through September 30, 1996, the Trust reduced the carrying values of Assets Held for Investment by $12.6 million as a result of the net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of nine real estate properties classified as Assets Held for Sale. For the nine months ended of June 30, 1997, a gain of $19.6 million is recorded in net income as a result of real estate property sales. At June 30, 1997, the Trust owned 23 real estate properties of which eight are classified as Assets Held for Sale. The fiscal 1996 revenue and net operating income from these eight real estate properties were $7.8 million and $4.4 million, respectively.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


                                 DEFERRED COSTS

         Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the term of the related debt agreement. Amortization expense is included in interest expense in the accompanying statement of operations. Net deferred financing costs included in other assets in the accompanying balance sheet amounted to $0.7 million at June 30, 1997.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information anout operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997.

NOTE 3. MORTGAGE LOANS AND INVESTMENTS IN REAL ESTATE

         During the second quarter of fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. The carrying value of the mortgage loans involved in these transactions totaled $50.5 million. The Trust's remaining mortgage loan holdings are currently less than $0.6 million.

         The following table summarizes the Trust's investments in real estate owned at June 30, 1997.

                Type of
              Real Estate                  Number         Carrying     Accumulated         Book
               Property                of Properties       Amount      Depreciation        Value
               --------                -------------       ------      ------------        -----
                                                            (dollars in thousands)
Real Estate Held for Sale:

         Real Estate Owned ........              6        $23,384        $  (135)        $23,249
         Investment in Partnerships              2         11,562           (196)         11,366
                                           -------        -------        -------         -------
         Total ....................              8        $34,946        $  (331)        $34,615
                                           =======        =======        =======         =======

Real Estate Held for Investment:

         Real Estate Owned ........             15        $40,015        $(2,080)        $37,935
                                           -------        -------        -------         -------
         Total ....................             15        $40,015        $(2,080)        $37,935
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

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         On March 28, 1996, the Trust entered into a financing agreement which provided for the issuance of $67.4 million of new Floating Rate Notes (the "Floating Rate Notes"), which issuance occurred on April 30, 1996. The Floating Rate Notes bear interest at 30 day LIBOR + 1.375%, payable monthly, and have a stated maturity date of May 1, 1999.

         The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account, as defined in the New Indenture, maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty, or indemnification events with respect to any of the remaining sixteen real estate properties of the original twenty-four real estate properties mortgaged under the terms of the Floating Rate Notes (underlying collateralized value of $46.1 million at June 30, 1997), the proceeds therefrom will be used to retire up to 125% of a portion of the allocated debt of such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At June 30, 1997, the Trust was in compliance with the New Indenture.

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

         During fiscal 1996, the Trust sold nine real estate properties, three of which were encumbered under the terms of the New Indenture. The Trust used a portion of the net proceeds from the sale of encumbered real estate properties to prepay a portion of the Floating Rate Notes, as required under the terms of the New Indenture. In July of fiscal 1996, the Trust used $4.2 million of the net proceeds and in October and November of fiscal 1997 used $2.6 million and $4.4 million, respectively, of the net proceeds of fiscal 1996 sales to prepay a portion of the Floating Rate Notes.

         During the nine months ended June 30, 1997, the Trust sold five real estate properties and three of nine buildings owned by the Trust in an industrial park, which were encumbered under the terms of the New Indenture. In addition, the Trust sold three real estate properties which were not encumbered under the terms of the New Indenture. During the nine months ended June 30, 1997, the Trust used $13.3 million of the net proceeds of the encumbered sales to prepay a portion of the Floating Rate Notes. In July of fiscal 1997, the Trust used $22.1 million of the net proceeds of two encumbered sales which occurred in June of fiscal 1997 to prepay a portion of the Floating Rate Notes.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

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

         The 1995  Plan  provides  for the  grant  of  incentive  stock  options
("Incentive Options") which qualify under Section 422 of the Code and non-qualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights. During fiscal 1996, 894,000 shares from the 1995 Plan were granted with a price range from $10.00 to $12.25 per share and 55,000 shares were canceled at a price of $10.00 per share. During the nine months ended June 30, 1997, no shares from the 1995 Plan were granted or canceled. The options expire four years from the date of grant.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following section includes a discussion and analysis of the results of operations for the nine months and three months ended June 30, 1997 and 1996. The Trust has, for the past several years, reported significant net losses. As a result of the 1995 Restructuring, past results should not be indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

RESULTS OF OPERATIONS-NINE MONTHS ENDED JUNE 30, 1997 VERSUS NINE MONTHS ENDED JUNE 30, 1996

         Net income for the nine months ended June 30, 1997 was $25.9 million, or $2.31 per share, compared to $4.9 million, or $0.44 per share, for the nine months ended June 30, 1996. Income before gain on sale of real estate was $6.3 million, or $0.56 per share, for the nine months ended June 30, 1997 compared to $4.9 million, or $0.44 per share, for the nine months ended June 30, 1996.

         Rental income was $16.7 million for the nine months ended June 30, 1997 compared to $20.5 million for the nine months ended June 30, 1996. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $2.5 million and $2.7 million for the nine months ended June 30, 1997 and 1996, respectively. The decrease in rental income was the result of the real estate property sales that occurred during fiscal 1996 and 1997. At June 30, 1997 the Trust owned 23 real estate properties compared to 34 at June 30, 1996 and 38 at September 30, 1995. During the third and fourth quarters of fiscal 1996, the Trust sold eight real estate properties and during the nine months ended June 30, 1997, the Trust sold eight real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight real estate properties sold during the last two quarters of fiscal 1996 contributed $2.8 million in revenue during the nine months ended June 30, 1996. Occupancy levels decreased to 85.9% at June 30, 1997 compared to 87.5% at September 30, 1996, 88.7% at June 30, 1996 and increased compared to 81.1% at September 30, 1995. Occupancy levels, adjusted for real estate property sales, increased to 85.9% at June 30, 1997 compared to 85.1% at June 30, 1996.

         Interest and fee income on mortgage loans was $61,000 for the nine months ended June 30, 1997 compared to $2.8 million for the nine months ended June 30, 1996. In March 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. As a result, interest income earned on the mortgage loan portfolio was substantially reduced. The Trust's remaining mortgage loan portfolio is currently less than $0.6 million.

         Interest on short-term investments was $1.9 million for the nine months ended June 30, 1997 compared to $1.3 million for the nine months ended June 30, 1996. The increase was due to the increase in cash balances as a result of 11 real estate property sales since June 30, 1996 and the disposition of substantially all of the mortgage loan portfolio in March 1996.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         Interest expense was $4.2 million for the nine months ended June 30, 1997 compared to $9.0 million for the nine months ended June 30, 1996. During October of fiscal 1996, the Trust used $3.5 million to repay a portion of the Mortgage Payable. On April 30, 1996, the Trust refinanced its outstanding Senior Secured Notes at a substantially lower rate of interest with the issuance of new Floating Rate Notes in the amount of $67.4 million. The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996. Included in interest expense for fiscal 1997 and for two months of fiscal 1996 is the amortization of deferred costs incurred in obtaining the Floating Rate Notes which are amortized over the term of the debt agreement. The Trust has reduced the Floating Rate Notes by $24.5 million through June 30, 1997 as a result of the prepayments required under the New Indenture from the sale of six encumbered real estate properties and three of nine buildings owned by the Trust in an industrial park. In July of fiscal 1997, the Trust used $22.1 million of the net proceeds of two encumbered sales which occurred in June of fiscal 1997 to prepay a portion of the Floating Rate Notes.

         Operating expenses on rental properties was $7.1 million for the nine months ended June 30, 1997 compared to $9.1 million for the nine months ended June 30, 1996. The decrease in operating expenses on rental properties is the result of real estate property sales that occurred during fiscal 1996 and cost containment measures. At June 30, 1997 the Trust owned 23 real estate properties compared to 34 at June 30, 1996 and 38 at September 30, 1995. During the third and fourth quarters of fiscal 1996, the Trust sold eight real estate properties and during the nine months of fiscal 1997, the Trust sold eight real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight real estate properties sold during the last two quarters of fiscal 1996 contributed $1.0 million in operating expenses during the nine months ended June 30, 1996. Occupancy levels decreased to 85.9% at June 30, 1997 compared to 87.5% at September 30, 1996, 88.7% at June 30, 1996 and increased compared to 81.1% at September 30, 1995. Occupancy levels, adjusted for real estate property sales, increased to 85.9% at June 30, 1997 compared to 85.1% at June 30, 1996.

         Depreciation and amortization on rental properties was $1.3 million for the nine months ended June 30, 1997 compared to $1.8 million for the nine months ended June 30, 1996. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven real estate properties with a carrying value of $18.7 million to Assets Held for Sale from Assets Held for Investment. During the nine months ended June 30, 1997, the Trust reclassified five real estate properties with a carrying value of $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

         Other operating expenses decreased 5.8% for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

         Net income for the three months ended June 30, 1997 was $13.7 million, or $1.22 per share, compared to $2.0 million, or $0.18 per share, for the three months ended June 30, 1996. Income before gain on sale of real estate was unchanged at $2.0 million, or $0.18 per share, for the three months ended June 30, 1997 compared to the same period last fiscal year.

         Rental income was $5.1 million for the three months ended June 30, 1997 compared to $6.9 million for the three months ended June 30, 1996. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $0.8 million and $1.0 million for the three months ended June 30, 1997 and 1996, respectively. The decrease in rental income is the result of real estate property sales that occurred during fiscal 1996 and fiscal 1997. At June 30, 1997 the Trust owned 23 real estate properties compared to 34 at June 30, 1996 and 38 at September 30, 1995. During the last two quarters of fiscal 1996, the Trust sold eight real estate properties and during the nine months of fiscal 1997, the Trust sold eight real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight real estate properties sold during the last two quarters of fiscal 1996 contributed $0.9 million in revenue during the three months ended June 30, 1996. Occupancy levels decreased to 85.9% at June 30, 1997 compared to 87.5% at September 30, 1996, 88.7% at June 30, 1996 and 81.1% at September 30, 1995. Occupancy levels, adjusted for real estate property sales, increased to 85.9% at June 30, 1997 compared to 85.1% at June 30, 1996.

         Interest and fee income on mortgage loans was unchanged at $19,000 for the three months ended June 30, 1997 compared to the same period last year. In March 1996, the Trust completed the disposition of substantially all of the mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of mortgage loans. As a result, interest income earned on the mortgage loan portfolio was substantially reduced. The Trust's remaining mortgage loan portfolio is currently less than $0.6 million.

         Interest on short-term investments was $0.8 million for the three months ended June 30, 1997 compared to $0.5 million for the three months ended June 30, 1996. The increase was due to the increase in cash balances as a result of 11 real estate property sales since June 30, 1996 and the disposition of substantially all of the mortgage loan portfolio in March 1996.

         Interest expense was $1.4 million for the three months ended June 30, 1997 compared to $2.1 million for the three months ended June 30, 1996. On April 30, 1996, the Trust refinanced its outstanding Senior Secured Notes at a substantially lower rate of interest with the issuance of new Floating Rate Notes in the amount of $67.4 million. The proceeds received from the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996. Included in interest expense for fiscal 1997 and for two months of fiscal 1996 is the amortization of deferred costs incurred in obtaining the Floating Rate Notes which are amortized over the term of the debt agreement. The Trust has reduced

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

the Floating Rate Notes by $24.5 million through June 30, 1997 as a result of the prepayments required under the New Indenture from the sale of six encumbered real estate properties and three of nine buildings owned by the Trust in an industrial park. In July of fiscal 1997, the Trust used $22.1 million of the net proceeds of two encumbered sales which occurred in June of fiscal 1997 to prepay a portion of the Floating Rate Notes.

         Operating expenses on rental properties was $2.2 million for the three months ended June 30, 1997 compared to $3.0 million for the three months ended June 30, 1996. The decrease in operating expenses on rental properties is the result of real estate property sales that occurred during fiscal 1996 and cost containment measures. At June 30, 1997 the Trust owned 23 real estate properties compared to 34 at June 30, 1996 and 38 at September 30, 1995. During the third and fourth quarters of fiscal 1996, the Trust sold eight real estate properties and during the nine months of fiscal 1997, the Trust sold eight real estate properties and three of nine buildings owned by the Trust in an industrial park. The eight real estate properties sold during the last two quarters of fiscal 1996 contributed $0.3 million in operating expenses during the third quarter ended June 30, 1996. Occupancy levels decreased to 85.9% at June 30, 1997 compared to 87.5% at September 30, 1996, 88.7% at June 30, 1996 and increased compared to 81.1% at September 30, 1995. Occupancy levels, adjusted for real estate property sales, increased to 85.9% at June 30, 1997 compared to 85.1% at June 30, 1996.

         Depreciation and amortization on rental properties was $0.4 million for the three months ended June 30, 1997 compared to $0.6 million for the three months ended June 30, 1996. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven real estate properties with a carrying value of $18.7 million to Assets Held for Sale from Assets Held for Investment. During the second quarter of fiscal 1997, the Trust reclassified five real estate properties with a carrying value of $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

         Other operating expenses decreased 2.1% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

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

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

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

         The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds. Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the real estate properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such real estate property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At June 30, 1997, the Trust was in compliance with the New Indenture.

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

         During fiscal 1996, the Trust reclassified seven real estate properties with a carrying value of $18.7 million to Assets Held for Sale from Assets Held for Investment. During fiscal 1996, the Trust received $26.6 million in net proceeds from the sale of nine real estate properties with a carrying value of $19.2 million classified as Assets Held for Sale.

         During the second quarter of fiscal, 1997, the Trust reclassified five real estate properties with a carrying value of $35.7 million to Assets Held for Sale from Assets Held for Investment. During the nine months ended June 30,
1997, the Trust received $73.8 million in net proceeds from the sale of real estate properties classified as Assets Held for Sale with a carrying value of $54.3 million. These sales included eight real estate properties and three of nine buildings owned by the Trust in an industrial park.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q

         The Trust's cash flow is derived from operating, investing and financing activities. For the nine months ended June 30, 1997, cash provided by operating activities increased to $8.8 million compared to $7.2 million for the nine months ended June 30, 1996. The increase in cash provided by operating activities was primarily attributable to a reduced number of real estate properties offset by lower interest payments in connection with the senior indebtedness. The outstanding balance on the Senior Secured Notes decreased to $42.9 million at June 30, 1997 from $67.4 million at June 30, 1996.

         Cash provided by investing activities increased to $70.5 million for the nine months ended June 30, 1997 compared to $67.8 million for the nine months ended June 30, 1996. The increase in cash provided by investing activities was primarily attributable to the increase in real estate sales activity to $73.8 million for the nine months ended June 30, 1997 compared to $14.7 million for the nine months ended June 30, 1996. Partial offsetting the increase was the disposition of substantially all of the Trust's mortgage loan portfolio in March 1996 offset the increase in the real estate sales activity.

         Cash used in financing activities decreased to $42.9 million for the nine months ended June 30, 1997 compared to $63.4 million for the nine months ended June 30, 1996. In April of fiscal 1996, the Trust issued $67.4 million in New Floating Rate Notes and used the proceeds from the issuance along with approximately $56.5 million of cash on hand to repay the Old Notes and the Mortgage Payable.

During the nine months ended June 30, 1997, the Trust used $20.3 million to prepay a portion of the Floating Rate Notes. Restricted cash increased to $22.5 million for the nine months ended June 30, 1997 compared to an increase of $3.2 million for the nine months ended June 30, 1996. The increase in restricted cash is related to the funds held by the New Indenture Trustee in the Trapped Funds Account as a result of the June 1997 real estate property sales.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  27       Financial Data Schedule

(b)      Reports on Form 8-K

                  The Trust filed a Current Report on Form 8-K dated June 24, 1997 under Item 2 and Item 7 of Form 8-K regarding the Trust's disposition of three real estate properties during the current quarter.

VALUE PROPERTY TRUST AND SUBSIDIARIES                                   FORM 10Q



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




DATE:   August 14, 1997