Form 10-K
period 1997-09-30
VALUE PROPERTY TRUST
filed 1997-12-15
CIK 79259

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
      FROM ___________________ TO ___________________


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

        Registrant's telephone number, including area code: 732-296-3080
               --------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                             ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Shares, par value $1.00 per share                 New York Stock Exchange


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

         The aggregate market value of the Common Shares held by non-affiliates of the registrant at December 2, 1997, computed by reference to the closing sale price of such shares as reported in the Consolidated Transaction Reporting System, was $24,698,928. The number of Common Shares outstanding at December 2, 1997 was 11,226,310.

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

         As disclosed previously on Form 8-K filed on September 22, 1997 with the Securities and Exchange Commission ("SEC"), the Trust entered into a definitive agreement on September 18, 1997 to be acquired by Wellsford Real Properties, Inc. ("Wellsford") in a merger transaction for cash and stock. The proposed transaction, which will be accounted for by Wellsford as a purchase, is subject to certain closing conditions and is expected to be completed in early 1998. Franklin Mutual Advisors, Inc., whose advisory clients currently hold approximately 50% of the Trust's outstanding shares, has agreed to vote the shares of the Trust over which it has voting power in favor of the proposed transaction. The proposed transaction, if consummated, will result in a change of control of the Trust.

         As of September 30, 1997, the Trust had: (1) cash and cash equivalents of $81.4 million; (2) restricted cash of $1.7 million which is restricted as to use under terms of various escrow and lease agreements and the New Indenture (See "Liquidity and Capital Resources" under Item 7); and (3) invested assets consisting of eight mortgage investments (consisting of one commercial mortgage loan and 111 residential mortgage loans) and 21 investments in real estate owned. Based upon the amounts of the Trust's invested assets as of September 30, 1997, approximately 36.96% of the Trust's portfolio was invested in California, 20.91% in Pennsylvania and 17.95% in New England states. Nationally, 21.52% of the amounts of its invested assets are in industrial or research and development properties, 39.47% in office buildings, 26.57% in shopping centers, 11.67% in apartments and 0.77% in other types of real estate properties.

         On November 3, 1997, the Trust utilized a portion of available cash on hand to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million.

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

                                  BUSINESS PLAN

         After the emergence from bankruptcy on September 29, 1995, the Trust determined that its strategic goals should focus on maximizing the Trust's overall return to shareholders. The Trust conducted a thorough evaluation of its real estate properties in order to determine the future direction of the Trust's operations. The Trust refinanced its outstanding long-term indebtedness at a substantially lower rate of interest and sold substantially all of its mortgage loan portfolio. The Trust entered into an engagement letter with Merrill Lynch & Co. on October 15, 1996 to advise the Board with respect to options in achieving its strategic goals, including possible business combinations or bulk sales of assets.

         As a result of the property evaluations, the Trust focused its ongoing operating activities in the California (primarily San Francisco and Los Angeles) and Mid-Atlantic markets. Specifically, the Trust believed an opportunity existed to enhance the value of its portfolio of retail, industrial and office properties in these geographic regions through active management, improvement in occupancy levels and market appreciation. Generally, real estate holdings outside those geographic regions and property types that were not consistent with the strategic plan were to be divested in an orderly manner.

         Consistent with this policy, the Trust sold nineteen real estate properties, three of nine buildings in an industrial park and a 7.6 acre parcel of unimproved land from October 1, 1995 through September 30, 1997. During fiscal 1996 and fiscal 1997, seven and six real estate properties, respectively, were transferred from Held for Investment to Held for Sale. At September 30, 1997, the Trust owned 21 properties of which six are classified as Held for Sale.

         In March of fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. On April 30, 1996, the Trust issued $67.4 million of Floating Rate Notes which were used with $56.5 million of available cash on hand to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively.

         Beginning in November 1996, Merrill Lynch contacted potential investors regarding the possible acquisition of some or all of the assets of the Trust. The Board of Trustees considered and discussed various alternative transactions and concluded that none were likely to realize as much value for the shareholders of the Trust as a business combination or the sale of substantially all of the Trust's assets and most would take longer to be consummated. Among the alternatives considered were the refinancing of the Trust's indebtedness and the subsequent sale of the assets of the Trust during a period of 12 to 18 months together with a liquidation of the Trust.

         On September 18, 1997 the Trust entered into a definitive agreement to be acquired by Wellsford Real Properties, Inc. ("Wellsford") in a merger transaction for cash and stock. The proposed transaction is subject to certain closing conditions and is expected to be completed in early 1998. Pursuant to the terms of the Merger Agreement, Wellsford will pay to the the Trust's shareholders approximately $130 million in cash and issue an aggregate of 3.35 million shares of its common stock resulting in each Trust shareholder receiving $11.58 in cash and 0.2984 common shares of Wellsford for each share of the Trust.

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

         The Trust has received a ground water monitoring permit from the New Hampshire Department of Environmental Protection. The Trust believes the cost of the monitoring program will not have a material adverse effect on the business, financial condition or results of operations of the Trust.

                                OTHER INFORMATION

         As of September 30, 1997, the Trust employed 12 people. The Trust also has engaged 11 independent property management firms to manage 17 of its properties. The Trust's current business constitutes a single business segment. The Trust is not dependent upon a single tenant or a limited number of tenants.

         The Trust's principal offices are currently located at 120 Albany Street, 8th Floor, New Brunswick, New Jersey 08901 and 22120 Clarendon Street, Suite 230, Woodland Hills, California 91367; the Trust's telephone numbers are
(732) 296-3080 and (818) 594-8586, respectively.

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

ITEM 2. PROPERTIES.
                                 INVESTED ASSETS

         Although the Trust has continued to fund previously existing investment commitments and to fund limited tenant improvements and similar investments necessary to retain or obtain tenants, the Trust has not made any new investments in loans or properties since its Prior Bankruptcy Case filing, except for one occasion in fiscal 1997. In July 1997, The Trust made a $6.2 million loan to facilitate the sale of a retail property located in California. The Trust continues to actively manage its investment portfolio.

         Loans are guaranteed by a first or junior mortgage on residential properties and the one commercial mortgage is guaranteed by a shopping center. Loans made by the Trust were secured by mortgages on income-producing properties, including office buildings, shopping centers, industrial projects, apartments and condominium projects. When the Trust made investments, it abided by various restrictions consisting principally of loan-to-value ratios, investment ranges and percentage of total assets invested in loans to a single borrower.

         The Trust has 29 assets under management consisting of eight mortgage investments (consisting of one commercial mortgage loan and 111 residential mortgage loans) and 21 real estate investments. At September 30, 1997, the Trust has classified these assets as follows:

                                                             INVESTED ASSETS
                                                       ------------------------
                                             Number     Carrying Value  Percent
                                             ------    ---------------  -------
                                                    (dollars in thousands)
Assets Held for Sale:
  Investments in partnerships ..........          1      $  5,869          8.1%
  Real estate investments ..............          5        22,001         30.3%
                                               -----     --------        -----
                                                  6        27,870         38.4%
                                               -----     --------        -----
Assets Held for Investment:
  Mortgage loans .......................          8         6,805          9.4%
  Real estate investments ..............         15        37,934         52.2%
                                               -----     --------        -----
                                                 23        44,739         61.6%
                                               -----     --------        -----

Total Invested Assets ..................         29      $ 72,609        100.0%
                                               =====     ========        =====

         The Trust's invested assets are primarily located in major metropolitan areas throughout the United States. As of September 30, 1997, the Trust held investments in mortgage loans, investments in real estate and other interests in real properties located in eleven states.

         The location, general character and occupancy information with respect to the Trust's invested assets at September 30, 1997 are set forth in the schedules contained on the following pages.

                                                        VALUE PROPERTY TRUST
                                                       REAL ESTATE INVESTMENTS
                                                         SEPTEMBER 30, 1997

                                                                                        DATE                             OCCUPANCY
    ASSET NAME                     CITY                ST            ACQUIRED         OWNERSHIP         TOTAL SQ. FT.    @ 9/30/97
    ----------                     ----                --            --------         ---------         -------------    ---------
Villa del Cresta               Florissant              MO             Feb-92             100%            333,038 SF        91.80%
                                                                                                       ---------
TOTAL APARTMENTS                                                                                         333,038 SF        91.80%
                                                                                                       ---------          ------

Bay City Holdings*             Santa Monica            CA             Jan-95              85%            114,375 SF       100.00%
Moreno Valley                  Moreno Valley           CA             Nov-92             100%            251,090 SF       100.00%
Oaktree Industrial Park        San Dimas               CA             Oct-95             100%             27,095 SF        86.19%
Chino Business Park            Chino                   CA             Oct-95             100%             64,496 SF        64.36%
900 Bldg.                      Minneapolis             MN             Sep-93             100%            216,000 SF        75.57%
                                                                                                       ---------
TOTAL INDUSTRIAL                                                                                         673,056 SF        88.19%
                                                                                                       ---------          ------

Stadium Towers                 Anaheim                 CA             Aug-88             100%             64,574 SF        91.99%
Nash                           El Segundo              CA             Jan-94             100%             45,851 SF        86.64%
Clarewood                      Woodland Hills          CA             May-92             100%             38,568 SF        93.67%
Summer Street                  Boston                  MA             Jan-90             100%             67,216 SF       100.00%
Turnpike                       Canton                  MA             Jan-91             100%             43,157 SF       100.00%
Burtonsville Commerce          Burtonsville            MD             Mar-95             100%             91,274 SF        99.63%
Keewaydin                      Salem                   NH             Aug-92             100%            125,230 SF        53.69%
Hoes Lane                      Piscataway              NJ             Aug-91             100%             37,238 SF        86.94%
Two Executive Campus           Cherry Hill             NJ             Oct-92             100%            102,310 SF        72.20%
Chestnut Street                Philadelphia            PA             Jan-91             100%             49,953 SF        83.31%
Pinebrook I                    King of Prussia         PA             May-87             100%             57,835 SF       100.00%
Pinebrook II                   King of Prussia         PA             May-87             100%             58,521 SF        96.90%
Six Sentry Parkway             Blue Bell               PA             Jun-94             100%             89,781 SF        98.70%
                                                                                                       ---------
TOTAL OFFICE                                                                                             871,508 SF        86.61%
                                                                                                      ---------           -----
Berdon Plaza                   Fairhaven               MA             Apr-91             100%            113,482 SF        91.61%
Bradford Plaza                 West Chester            PA             Aug-95             100%            123,881 SF        88.19%
                                                                                                       ---------

TOTAL RETAIL                                                                                             237,363 SF        89.83%
                                                                                                       ---------          ------

TOTAL PORTFOLIO                                                                                        2,114,965 SF        88.29%
                                                                                                       =========          ======

*The Trust has a partnership interest in this property.


See Notes to the Consolidated Financial Statements - Note 5 "Borrowings" for a discussion of encumbrances on real estate properties.

                                                 VALUE PROPERTY TRUST

                                      GEOGRAPHIC DISTRIBUTION OF INVESTED ASSETS

                                                  SEPTEMBER 30, 1997


State                         Apartments               Industrial                  Office                   Retail
-----                         ----------               ----------                  ------                   ------
California                   $        --              $ 13,381,123               $ 7,176,637              $ 6,241,816
Delaware                              --                        --                        --                       --
Georgia                               --                        --                        --                       --
Maryland                              --                        --                 3,865,623                       --
Massachusetts                         --                        --                 2,796,317                7,638,819
Minnesota                             --                 2,243,444                        --                       --
Missouri                       8,474,206                        --                        --                       --
New Hampshire                         --                        --                 2,596,116                       --
New Jersey                            --                        --                 2,448,773                       --
Pennsylvania                          --                        --                 9,772,980                5,410,459
Virginia                              --                        --                        --                       --
                             -----------              ------------               -----------              -----------
Totals                       $ 8,474,206              $ 15,624,567               $28,656,446              $19,291,094
                             ===========              ============               ===========              ===========

Percentage                        11.67%                    21.52%                    39.47%                   26.57%
                             ===========              ============               ===========              ===========


                               Residential
State                           Mortgages               Totals                   Percentage
-----                           ---------               ------                   ----------
California                      $ 33,430              $ 26,833,006                  36.96%
Delaware                          63,214                    63,214                   0.09%
Georgia                           31,317                    31,317                   0.04%
Maryland                         356,489                 4,222,112                   5.81%
Massachusetts                         --                10,435,136                  14.37%
Minnesota                             --                 2,243,444                   3.09%
Missouri                              --                 8,474,206                  11.67%
New Hampshire                         --                 2,596,116                   3.58%
New Jersey                            --                 2,448,773                   3.37%
Pennsylvania                          --                15,183,439                  20.91%
Virginia                          79,082                    79,082                   0.11%
                                --------              ------------                  -----
Totals                          $563,532              $ 72,609,845
                                ========              ============

Percentage                         0.77%                                           100.00%
                                =======                                            ======

ITEM 3.  LEGAL PROCEEDINGS.

         A discussion of events surrounding the Trust's Prior Bankruptcy Case and an explanation of the material terms of the Trust's reorganization under the Joint Plan of Reorganization confirmed by the Bankruptcy Court by an order entered February 27, 1991 are set forth in the section entitled "Previous Chapter 11 Case and 1991 Plan of Reorganization." The Prior Bankruptcy Case was closed on November 4, 1994 pursuant to a final order of the Bankruptcy Court.

         A discussion of events surrounding the Trust's 1995 prepackaged bankruptcy filing and an explanation of the material terms of the Trust's reorganization under the Prepackaged Plan which became effective September 29, 1995 (the "Prepackaged Plan") are set forth in the section entitled "Recent Chapter 11 Case and 1995 Prepackaged Plan of Reorganization." Notwithstanding the confirmation of the Trust's Prepackaged Plan as of September 29, 1995, the Bankruptcy Court continued to have jurisdiction among other things, to resolve disputes that may arise under the Prepackaged Plan.

         Neither the Trust nor any of its properties are presently subject to any material litigation nor, to the Trust's knowledge, is any material litigation threatened against the Trust or any of its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

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

                                                  High                Low
                                                  ----                ---
         1997
           First Quarter                        $11-7/8             $11
           Second Quarter                       $13-3/8             $11-3/8
           Third Quarter                        $13-1/4             $12
           Fourth Quarter                       $15-7/8             $12-3/4

         1996
           First Quarter                        $11                 $10
           Second Quarter                       $13                 $10-1/2
           Third Quarter                        $12-5/8             $12-1/8
           Fourth Quarter                       $12-5/8             $11-3/4

         The Trust has net operating losses ("NOLs") from fiscal 1992 through 1996 that can be carried forward for tax purposes. Beginning in fiscal 1998, NOLs available to offset taxable income in future years will be approximately $107 million. The NOLs attributable to each year can be carried forward up to fifteen years from the year the loss was generated. The use of NOLs in any taxable year (together with any recognized losses that are economically attributable to the period up to the Restructuring) will be subject to an annual limitation under Section 382 of the Code. The Trust estimates that this annual limitation is currently approximately $6 million.

                  (b) HOLDERS OF COMMON SHARES

         There were approximately 3,800 record holders of the Trust's Common Shares at September 30, 1997.

                  (c) DIVIDENDS

         The Trust did not declare or pay any dividends during either the fiscal year ended September 30, 1997 or the fiscal year ended September 30, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       SELECTED FINANCIAL DATA
                                          (dollars in thousands, except for per share data)

                                                           Post-Confirmation                            Pre-Confirmation
                                                   -----------------------------            ----------------------------------------
                                                        Year Ended September 30,                    Years Ended September 30,
                                                   -----------------------------            ----------------------------------------
                                                        1997               1996               1995            1994           1993
                                                      --------          --------            --------        --------       --------
Total revenue                                         $ 26,736           $ 35,066       |   $ 39,464        $ 36,277       $ 38,342
Interest and other operating expenses                   17,415             25,746       |     52,120          47,668         43,967
Depreciation and amortization                            1,717              2,347       |      7,306           5,839          5,500
Provision for losses                                        --                 --       |      3,000           2,000         37,000
                                                      --------           --------       |   --------        --------       --------
Income (loss) from operations, before                                                   |
  reorganization items, gain on sale of                                                 |
  real estate and extraordinary items                    7,604              6,973       |    (22,962)        (19,230)       (48,125)
                                                                                        |
Reorganization items                                                                    |
Professional fees and other                                                             |
  expenses, net                                             --                 --       |      5,778           2,360          5,844
Write down of invested assets                                                           |
  to reorganization value                                   --                 --       |     66,597              --             --
                                                      --------           --------       |   --------        --------       --------
Income (loss) before gain on sale of                                                    |
  real estate and extraordinary item                     7,604              6,973       |    (95,337)        (21,590)       (53,969)
Gain on sale of real estate                             24,861                 --       |         --              --
                                                      --------           --------       |   --------        --------       --------
                                                                                        |
Income (loss) before extraordinary item                 32,465              6,973       |    (95,337)        (21,590)       (53,969)
Extraordinary item - gain on                                                            |
  extinguishment of debt                                    --                 --       |     75,304              --             --
                                                      --------           --------       |   --------        --------       --------
Net income (loss)                                     $ 32,465           $  6,973       |   $(20,033)       $(21,590)      $(53,969)
                                                      ========           ========       |   ========        ========       ========
Per share: *                                                                            |
Income from operations before                                                           |
  reorganization items, gain on sale of                                                 |
  real estate and extraordinary items *                 $ 0.68             $ 0.62       |
Gain on sale of real estate *                           $ 2.21             $   --       |
                                                      --------           --------       |
Net income *                                            $ 2.89             $ 0.62       |
                                                      ========           ========       |
OTHER DATA                                                                              |
Funds from Operations (a):                                                              |
  Net income (loss)                                   $ 32,465           $  6,973       |   $(20,033)       $(21,590)      $(53,969)
  Depreciation and amortization                          1,717              2,347       |      7,306           5,839          5,500
  Reorganization expenses                                   --                 --       |     72,375           2,360          5,844
  Gain on sale of real estate                          (24,861)                --       |         --              --             --
  Extraordinary item-gain on                                                            |
    the extinguishment of debt                              --                 --       |    (75,304)             --             --
                                                      --------           --------       |   --------        --------       --------
Total                                                 $  9,321           $  9,320       |   $(15,656)       $(13,391)      $(42,625)
                                                      ========           ========       |   ========        ========       ========

                                                          Post-Confirmation                                  Pre-Confirmation
                                            --------------------------------------------               ----------------------------
                                            September 30,   September 30,   September 30,               September 30,  September 30,
                                                1997            1996            1995                        1994           1993
                                            -------------   -------------   -------------               -------------  -------------
BALANCE SHEET DATA                                                                              |
Invested assets                               $ 72,609        $125,735        $207,120          |            $309,973       $347,526
Total assets                                  $159,082        $172,411        $232,329          |            $364,740       $353,874
Allowance for losses                          $     --        $     --        $     --          |            $ 13,430       $ 11,808
Senior notes (due 1999)                       $ 18,222        $ 63,226        $     --          |            $     --       $     --
Senior notes (due 2002)                       $     --        $     --        $109,975          |            $     --       $     --
Senior notes (due 1995)                       $     --        $     --        $     --          |            $290,000       $290,000
Mortgage payable                              $     --        $     --        $ 17,535          |            $ 17,593       $ 17,572
Shareholders' equity                          $139,512        $107,047        $100,074          |            $ 20,033       $ 41,623



* Net income (loss) per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) The definition of Funds From Operations ("FFO") was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred dividends, and after adjustments for uncolsolidated partnerships and joint ventures. The Trust's FFO is not comparable to FFO reported by other real estate investment trusts (REITs) that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Trust. The Trust believes that to facilitate a clear understanding of the historical operating results of the Trust, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income
     (determined in accordance with GAAP) as an indicator of the Trust's financial performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs, including its ability to make distributions.

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

         The following section includes a discussion and analysis of the results of operations for the years ended September 30, 1997, 1996 and 1995 and should be read in conjunction with the consolidated financial statements and the notes thereto. The Trust has, for the past several years prior to fiscal 1996, reported significant net losses. As a result of the 1995 Restructuring, past results should not be deemed indicative of future operating performance. Future results of operations of the Trust will not be comparable to the historical operating performance.

                              RESULTS OF OPERATIONS

         The Trust's net income for fiscal 1997 was $32.5 million, or $2.89 per share, compared to $7.0 million, or $0.62 per share, for fiscal 1996 and a net loss of $20.0 million for fiscal 1995. The 1995 loss included: (1) reorganization items of $5.8 million which included professional fees of $6.2 million and interest income of $0.4 million; (2) an adjustment that reduced invested assets by $66.6 million as a result of the adoption of Fresh Start Reporting; and (3) an extraordinary item of $75.3 million reflecting the gain on extinguishment of debt. The Trust's income from operations, before reorganization items, gain on sale of real estate and extraordinary item for fiscal 1997 was $7.6 million, or $0.68 per share, compared to $7.0 million, or $0.62 per share, for fiscal 1996 and the loss of $23.0 million for fiscal 1995.

         Rental income was $20.5 million for fiscal 1997 compared to $26.9 million for fiscal 1996 and $24.6 million for fiscal 1995. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $3.0 million, $3.6 million and $2.3 million for fiscal 1997, 1996 and 1995, respectively. Rental income and reimbursement of certain operating expenses decreased in fiscal 1997 compared to fiscal 1996 as a result of a reduced number of owned properties. At September 30, 1997, the Trust owned 21 real estate properties compared to 31 and 38 at September 30, 1996 and 1995, respectively. Rental income and reimbursement of certain operating expenses for fiscal 1997 adjusted for sales increased to $14.4 million and $1.6 million, respectively from $13.9 million and $1.5 million, respectively for fiscal 1996. The increases in rental income and reimbursed expenses on rental properties for fiscal 1996 from fiscal 1995 were the result of continued foreclosure on real estate properties and improvement in occupancy levels. In the first month of fiscal 1996, two properties were added as a result of foreclosures. Nine properties were sold during fiscal 1996, of which eight occurred during the last two quarters. Two of the eight property sales occurred during the last month of fiscal 1996. As a result of the timing of the foreclosures and the property sales, the Trust recorded operations on real estate properties for a longer time period on a greater number of properties during fiscal 1996 than fiscal 1995. During fiscal 1997, the Trust sold ten real estate properties and three of nine buildings owned by the Trust in an industrial park. Occupancy levels increased to 88.3% at September 30, 1997 compared to 87.5% and 81.1% at September 30, 1996 and 1995, respectively. Occupancy levels, adjusted for sales increased to 88.3% at September 30, 1997 compared to 84.8% at September 30, 1996.

         Interest and fee income on mortgage loans was $0.2 million for fiscal 1997 compared to $2.9 million in fiscal 1996 and $9.4 million in fiscal 1995. In March 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio. The Trust received $55.5 million in net cash proceeds through a series of transactions which included loan repayments and a bulk sale of certain mortgage loans. As a result, interest income earned on the mortgage loan portfolio is substantially less than that recorded in prior years. During the fourth quarter of fiscal 1997, the Trust provided mortgage financing of $6.2 million to facilitate the sale of a real estate property.

         Interest on short-term investments was $3.1 million for fiscal 1997 compared to $1.7 million and $3.1 million for fiscal years 1996 and 1995, respectively. The increase in fiscal 1997 compared to fiscal 1996 is due to an increase in available cash balances as a result of property sales. The decrease in fiscal 1996 compared to fiscal 1995 is due to the reduction in cash balances as a result of a $25.0 million payment made on April 11, 1995 and an additional $46.0 million payment made on September 29, 1995 to the Old Note Holders in conjunction with the 1995 Restructuring. Prior to these payments, the Trust was continuing to accumulate cash and since September 30, 1993, had not made payments of interest or principal on its indebtedness. Available cash averaged $60.9 million for fiscal 1997 compared to $28.9 million and $57.6 million in fiscal years 1996 and 1995, respectively. At September 30, 1997, cash and cash equivalents, including restricted cash, were $83.1 million compared to $41.7 million at September 30, 1996.

         Interest expense for fiscal 1997 totaled $4.6 million compared to $10.5 million and $35.9 million for fiscal years 1996 and 1995, respectively. During the first quarter of fiscal 1997, the Trust used $7.0 million from the net proceeds from the sale of two encumbered properties sold in September of fiscal 1996, and $1.4 million from the net proceeds from the sale of an encumbered property sold in October of fiscal 1997 to prepay the Trust's senior indebtedness. During the remainder of fiscal 1997, the Trust used $36.6 million from the fiscal 1997 net proceeds from the sale of six encumbered properties and three of nine encumbered buildings in an industrial park, to prepay the Trust's senior indebtedness. The Trust's average borrowing cost for fiscal 1997 was 10.8% compared to 10.6% and 13.3% for fiscal years 1996 and 1995, respectively. Included in interest expense is the amortization of deferred costs incurred in obtaining debt financing which are amortized over the term of the debt agreement.

         Operating expenses on rental properties decreased to $9.0 million in fiscal 1997 from $12.1 million for fiscal 1996 and from $11.7 million for fiscal 1995. At September 30, 1997 the Trust owned 21 real estate properties compared to 31 and 38 at September 30, 1996 and 1995, respectively. In the first month of fiscal 1996, two properties were added as a result of foreclosures. Nine properties were sold during fiscal 1996, of which eight occurred during the last two quarters. Two of the eight property sales occurred during the last month of fiscal 1996. The decrease in operating expenses on rental properties is the result of fiscal 1997 and fiscal 1996 property sales. During fiscal 1997, ten properties and three of nine buildings in an industrial park were sold, of which seven properties were sold during the second and third quarters of fiscal 1997. During fiscal 1996 the Trust sold nine real estate properties, eight of which occurred during the last two quarter of fiscal 1996. Therefore the Trust recorded operations for a longer period of time on a greater number of properties in fiscal 1996 than fiscal 1997. Operating expenses on rental properties, adjusted for sales decreased slightly to $6.4 million in fiscal 1997 from $6.8 million for fiscal 1996 as a result of lower repairs and maintenance expenses. The increase in expenses on rental properties in fiscal 1996 from fiscal 1995 are the result of continued foreclosure of real estate properties and improvement in occupancy levels. Occupancy levels increased to 88.3% at September 30, 1997 compared to 87.5% and 81.1% at September 30, 1996 and 1995, respectively. Occupancy levels, adjusted for sales increased to 88.3% at September 30, 1997 compared to 84.8% at September 30, 1996.

         Depreciation and amortization on rental properties for fiscal 1997 was $1.7 million compared to $2.3 million and $7.3 million for fiscal 1996 and 1995, respectively. The decrease is a result of (1) $12.6 million applied against the carrying values of assets Held For Investment at September 30, 1996, and (2) properties transferred to Held For Sale. During fiscal 1996, the Trust reduced the carrying values of long lived assets by $12.6 million as a result of the adoption of Fresh Start Reporting on September 30, 1995. All gains and losses for a period of one year after such adoption are applied against the carrying values of long lived assets held for investment. During fiscal 1997, the Trust reclassified six properties totaling $35.7 million to Held for Sale from Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Held for Sale from Held for Investment. The decrease in fiscal 1996 compared to fiscal 1995 was primarily a result of the adoption of Fresh Start Reporting. Prior to Fresh Start Reporting, the Trust depreciated all real estate investments. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value.

         Other operating expenses were $3.1 million for fiscal 1997 compared to $3.2 million and $4.5 million for fiscal years 1996 and 1995, respectively. The fiscal 1996 decrease from fiscal 1995 was a result of reduced staffing, insurance premiums, occupancy costs, Trustee fees and expenses, and office and computer expense. Partially offsetting the decline was an increase in professional fees which includes legal fees and accounting fees.

         Liquidation settlement expense for fiscal 1997, represents the negotiated settlement of a suit filed against the Trust. A third party alleged the existence of a purchase contract with respect to one of the Trust's properties which the Trust disputed. This dispute led to litigation. However, the Trust believed that this litigation, when resolved, would not have a material adverse effect on the business, financial condition or results of operations of the Trust. The Trust negotiated and paid $743,000 to settle the suit. The Trust also paid $8,000 to settle a lawsuit that occurred from the bulk sale of the mortgage loan portfolio in March of fiscal 1996.

         The Trust did not provide for a provision for losses in fiscal 1997 or fiscal 1996. The provision for losses was $3.0 million in fiscal 1995. With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for losses was reset to zero. Further provisions for losses on mortgage loans and related investments may be necessary if there is deterioration in real estate markets, or there is a significant increase in the Trust's cost of capital.

         The Trust, in fiscal 1995, recorded a $75.3 million extraordinary item-gain on extinguishment of debt against interest and principal due of $331.4 million on the Old Notes.

         As a result of implementing Fresh Start Reporting on September 30, 1995, the Trust wrote down its real estate investments by $66.6 million to reorganization value. In addition, net reorganization expenses incurred by the Trust were $5.8 million in fiscal 1995. These expenses reflected professional fees incurred by the representatives of the creditors, shareholders and the Trust. The 1995 Restructuring was completed in the fourth quarter of fiscal 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

         Prior to its 1995 Restructuring, the Trust faced significant liquidity problems. The Trust did not generate sufficient cash flow from normal operations and was not able to liquidate mortgage loans and real estate investments in order to meet scheduled amortization on its indebtedness. As a result of the 1995 Restructuring, cash flow from operating activities has been sufficient to meet minimum debt service requirements and commitments for capital expenditures. The Trust expects to continue to fund capital expenditures from available funds from operations and cash on hand. However, the Trust's present liquidity, cash flow from operating activities and ability to liquidate existing assets to meet its obligations can be adversely impacted by a negative change in the economy, particularly as those changes may relate to real estate assets.

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

         The proceeds received from the issuance of the Floating Rate Notes, together with approximately $56.5 million of cash on hand, were used to prepay the Trust's Senior Secured Notes and Mortgage Payable. The face amount outstanding of the Senior Secured Notes and the Mortgage Payable at the time of repayment was $110.0 million and $13.9 million, respectively. The Senior Secured Notes and Mortgage Payable were repaid in full on April 30, 1996.

         Effective April 30, 1996, the Trust entered into an interest rate protection agreement (the "Cap") that serves to cap the floating interest component of the Floating Rate Notes at eight percent. The Trust paid a one-time fee of $377,000 to the counterparty to the Cap.

         The New Indenture generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account maintained by the New Indenture Trustee all Cash Flow and Asset Sale Proceeds. Cash Flow from the Trapped Funds Account will be distributed by the New Indenture Trustee to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty or indemnification events with respect to, any of the properties mortgaged under the terms of the debt instruments, the proceeds therefrom will be used to retire up to 125% of a portion of the Floating Rate Notes that has been allocated to such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At September 30, 1997, the Trust was in compliance with the New Indenture.

         On November 3, 1997, the Trust utilized a portion of available cash on hand to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million.

         During fiscal 1997, the Trust reclassified six properties totaling $35.7 million to Real Estate Owned Held for Sale from Real Estate Owned Held for Investment. During fiscal 1997, the Trust received $80.1 million in net cash proceeds from the sale of ten real estate properties, three of nine buildings in an industrial park and a 7.6 acre parcel of unimproved land with a carrying value of $61.9 million classified as Real Estate Owned Held for Sale.

         During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to Real Estate Owned Held for Sale from Real Estate Owned Held for Investment. During fiscal 1996, the Trust received $26.6 million in net proceeds from the sale of nine properties with a carrying value of $19.2 million classified as Real Estate Owned Held for Sale.

         The Trust's cash flow is derived from operating, investing and financing activities. Cash flow provided from operating activities increased to $10.6 million in fiscal 1997 compared to an increase of $9.4 million in fiscal 1996. In 1995, cash flow provided from operating activities decreased substantially as a result of a $32.6 million reduction in interest payable.

         Cash provided by investing activities decreased to $75.7 million in fiscal 1997 compared to $79.8 million in fiscal 1996 and increased substantially compared to $12.1 million in fiscal 1995 Real estate sales activity increased in fiscal 1997 to $86.4 million from $27.1 million and $3.3 million in fiscal 1996 and 1995, respectively. In fiscal 1996, the Trust completed the disposition of substantially all of its mortgage loan portfolio through a series of transactions which contributed $55.5 million of the $79.8 million in cash provided by investing activities. Repayments on mortgage loans declined in fiscal 1997 to $115,000 from $332,000 and $22.7 million in fiscal 1996 and 1995, respectively. Prior to the 1995 Restructuring, the Trust had offered discounts on the repayment of mortgage loans and had sold real estate properties in an effort to generate cash to meet principal and interest payments on the Old Notes.

         Cash used in financing activities decreased to $34.5 million in fiscal 1997 compared to a decrease of $69.7 million and $8.5 million in fiscal 1996 and 1995, respectively. The fiscal 1997 decrease from fiscal 1996 is a result of the reduction in indebtedness repayments. During fiscal 1996, the Trust used the proceeds from the issuance of new Floating Rate Notes along with approximately $56.5 million to repay its indebtedness of $123.9 million. The fiscal 1996 increase from fiscal 1995 was primarily due to the repayment of $114.1 million and $17.5 million on its indebtedness and Mortgage Payable, respectively, offset by the issuance of $67.4 million in Floating Rate Notes.

         Cash and cash equivalents increased to $81.4 million in fiscal 1997 from $29.5 million and $10.0 million in fiscal 1996 and 1995, respectively as a result of increased property sales. In fiscal 1996, cash and cash equivalents increased to $29.5 million as a result of refinancing the Trust's indebtedness, the disposition of substantially all of the mortgage loan portfolio and the sale of real estate properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data are as set forth in the "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant

         The names and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years for each are set forth below:

Name                           Age             Position(1)
-----                          ---             -----------
George R. Zoffinger            49              President, Chief Executive Officer and Trustee
Paul I. McArthur               45              Executive Vice President
Robert T. English              42              Secretary, Treasurer and Chief Financial Officer
--------------------

(1) The officers of the Trust serve a one-year term of office and are elected to their positions each year by the Trustees at the annual organization meeting of Trustees which normally immediately follows the Annual Meeting of the Shareholders.



         Mr.  Zoffinger  has held the  position of  President,  Chief  Executive
Officer,   and  Trustee  since  September,   1995.  For  information  about  Mr.
Zoffinger's professional background, see "Trustees of the Registrant."

         Mr. McArthur became the Executive Vice President of the Trust in January 1996. From 1995 to 1996, he served as Vice President of Corporate Real Estate Services for Bushman Jackson-Cross. From 1985 to 1994, Mr. McArthur served DKM Properties Corp., a privately held real estate management and development firm in various capacities, including as Vice President of Development and Senior Vice President of Operations.

         Mr. English became the Secretary, Treasurer and Chief Financial Officer of the Trust in January 1996. Prior to January 1996, Mr. English was Senior Vice President and Chief Financial Officer of Garden State Bancshares. From 1982 until 1994, Mr. English served Constellation Bancorp and Constellation Bank in various capacities, including as Senior Vice President and Comptroller from 1988 to 1994.

Trustees of the Registrant

         The following table and biographical descriptions set forth certain information with respect to the seven Trustees based on information furnished to the Trust by each Trustee. There is no family relationship between any Trustee or executive officer of the Trust.

                           Positions
Name, Age and Year          With the
First Became Trustee         Trust                            Principal Occupation and Other Directorships(1)
---------------------       ---------          -------------------------------------------------------------------------------------
Jeffrey A. Altman          Chairman,           Chairman  of the Board of  Trustees  of the Trust  since  October  1995.  Senior Vice
31 years                   Trustee             President of Franklin  Mutual  Advisers,  Inc. and Vice President of Franklin  Mutual
September, 1995                                Series Fund Inc.  since  November 1, 1996.  Vice President of Mutual Series Fund Inc.
                                               from May 1995 to October 1996.  Analyst with Heine  Securities Corp. from August 1988 to October 1996. Director of Resurgence Properties Inc.


Martin Bernstein           Trustee             A private  investor  who has been  managing  family  funds since 1988.  Prior to this
60 years                                       period, Mr. Bernstein served as a founding General Partner of Halcyon Investments and
September, 1995                                Alan B. Slifka & Co. (investments).  Mr. Bernstein also currently serves on the Board of Directors of Astro Communications and MBO Properties, Inc.

Richard S. Frary           Trustee             The  founding  partner and   majority  shareholder  of Tallwood  Associates,  Inc., a
50 years                                       private  merchant  banking firm  specializing in  corporate  restructurings  and real
September,  1995                               estate,  and has served in that  capacity since March 1990.  Co-founder in 1993 and a member of the Board of  Directors  of  Brookwood  Financial  Co. Inc.,  a real estate syndication  company.  Mr.  Frary  currently  serves  on  the Board of  Directors  of
                                               Washington Homes, Inc.

                           Positions
Name, Age and Year          With the
First Became Trustee         Trust                            Principal Occupation and Other Directorships(1)
---------------------       ---------          -------------------------------------------------------------------------------------
Richard B. Jennings        Trustee             Currently  the  President  of  Realty  Capital  International  Inc.,  a  real  estate
54 years                                       investment  banking  firm,  and has served in that  capacity  since March  1991.  Mr.
September, 1995                                Jennings has also been President of Jennings Securities  Corporation since July 1995.
                                               Mr. Jennings currently serves on the Board of Directors of MBO Properties, Inc.

John B. Levy               Trustee             Currently  the  President of John B. Levy & Company,  Inc., a real estate  investment
50 years                                       banking firm based in Richmond,  Virginia, and has served in that capacity since June
September, 1995                                1995.  Mr.  Levy  was  an  Executive  Vice  President  of  Republic  Realty  Mortgage
                                               Corporation  from  1993  to  June 1995.  Prior  to 1993,  Mr.  Levy  acted  as Senior
                                               Vice President of NationsBanc Mortgage Corporation, and  was   charged   with  lender
                                               relations,   production   of  new income    property    loans   and management of the
                                               production offices.

Carl A. Mayer, Jr.         Trustee             A real estate investment banker who founded The Mayer Group in 1990, an advisor group
60 years                                       offering  consulting  and  marketing expertise and services to real estate investment
September, 1995                                companies who are seeking  investment  capital from the pension fund  community.  Mr.
                                               Mayer continues to serve  as a principal  of  The  Mayer  Group. From  August 1995 to the present, Mr. Mayer has sesrved as Chairman of Mayer-Bialer and Associates, Inc.

George R. Zoffinger        President,          President,  Chief  Executive Officer  and Trustee of  the Trust  since  October 1995.
49 years                   Chief Executive     Served as the Chairman  of CoreStates New Jersey  National Bank  from  April 1994 to
September, 1995            Officer, and        December 1996 and a member of the Board  of  Directors of Corestates Bank,  N.A. from
                           Trustee             April 1994 to  April 1997. From  December 1991 to April 1994,  Mr.  Zoffinger  served as  President and Chief Executive  Officer of Constellation Bancorp and Constellation
                                               Bank. He has served on the Board  of Directors  of the Multicare Companies, Inc. from
                                               April  1995  until  October,  1997 and as a member of the Board of  Directors  of New
                                               Jersey Resources, Inc. since May 1996.

------------------
(1) Included are only directorships in companies with a class of equity securities registered pursuant to Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934 and in financial institutions and insurance companies.



Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Trust's executive officers and Trustees, and persons who own more than 10% of a registered class of the Trust's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). Officers, Trustees and greater than 10% shareholders are required by SEC regulation to furnish the Trust with copies for all Section 16(a) forms they file. To the Trust's knowledge, based solely on review of the copies of such reports furnished to the Trust and written representations that no other reports were required during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its executive officers, Trustees and greater than 10% beneficial owners were satisfied.

ITEM 11. TRUSTEE AND EXECUTIVE COMPENSATION.

         During the fiscal years ended September 30, 1997 and September 30, 1996, the Trustees received as compensation for their services as Trustees $750 for any Trustee or committee meeting attended in person or conducted by telephone conference except that no additional compensation was paid for attendance at any additional Trustee or committee meeting held on the same day as any Trustee or committee meeting. Non-local Trustees were reimbursed for hotel, airfare and automobile expenses. In lieu of an annual retainer, each of the non-officer Trustees was granted options in October of fiscal 1996 to purchase 35,000 Trust Shares under the 1995 Share Option Plan.

Employment Agreement

         The Trust entered into an Employment Agreement (the "Employment Agreement") with George R. Zoffinger on September 29, 1995. The original term of the Employment Agreement is three years and is automatically renewed for additional one-year periods unless otherwise terminated by the Trust or Mr. Zoffinger. Pursuant to the Employment Agreement, Mr. Zoffinger serves as the President and Chief Executive Officer of the Trust, and he receives an annual base salary at a rate of $200,000 ("Base Salary") per year. The Employment Agreement provides that the Base Salary may be increased, but not decreased, at the discretion of the Compensation and Nominating Committee of the Board of Trustees. In addition, Mr. Zoffinger is eligible for compensation in the form of bonuses under the Trust's Performance Incentive Bonus Plan and option grants under the 1995 Share Option Plan.

         Mr. Zoffinger has agreed to devote substantially all of his business time and efforts to the business and affairs of the Trust. The Employment Agreement includes a non-competition provision which provides that during the term of employment Mr. Zoffinger is prohibited, without written consent of the Board of Trustees, from investing in any property or any business venture which competes, directly or indirectly, with the Trust or which investment would require Mr. Zoffinger's active involvement in such business or venture or would materially impair his ability to perform fully his obligations under the Employment Agreement. If Mr. Zoffinger terminates his employment without cause, as defined in the Employment Agreement, he must continue to comply with the non-competition provision until the first anniversary of such termination date.

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

         The consummation of the proposed transaction with Wellsford will cause the occurrence of a certain event under the employment agreement. Mr. Zoffinger would continue to receive his base salary at the same rate for six months.

Executive Compensation

         Summary Compensation. The following table shows for the fiscal years ended September 30, 1997, 1996, 1995, the annual compensation paid by the Trust to the Chief Executive Officer and the four other most highly compensated executive officers of the Trust who earned more than $100,000 during fiscal 1997 (collectively, the "Named Executive Officers").


                                                           SUMMARY COMPENSATION TABLE
                                                 Annual Compensation(1)                Awards       Payouts
                                            ---------------------------------  -------------------- -------
                                                                 Other Annual  Restricted  Options/            All Other
                                 Fiscal      Salary       Bonus  Compensation    Shares     SARs(3)   LTIP   Compensation
Name and Principal Position       Year       ($)(2)        ($)        ($)          ($)       (#)    Payouts      ($)
----------------------------      ------      ------       -----  ------------  ----------  -------- -------  -------------
George R. Zoffinger,               1997     $200,000     $50,000      -             -          -       -        $4,080(4)
President and Chief                1996     $200,000     $50,000      -             -       244,000    -        $7,080(5)
Executive Officer                  1995(6)      -           -         -             -          -       -          -

Paul I. McArthur, Executive        1997     $130,000     $59,459      -             -          -       -        $3,842(7)
Vice President                     1996      $97,500     $53,545      -             -       100,000    -        $3,842(8)
                                   1995         -           -         -             -          -       -          -

Robert T. English, Secretary,      1997     $111,904     $15,000      -             -          -       -        $3,728(9)
Treasurer and Chief                1996      $96,918     $15,000      -             -        25,000    -        $6,195(10)
Financial Officer                  1995         -           -         -             -          -       -          -

-----------------
(1) In the fiscal year ended September 30, 1997 and September 30, 1996, the Trust provided certain personal benefits to its executive officers. The amount of such benefits to each of the Named Executive Officers did not exceed the lesser of $50,000 or 10% of salary and bonus for such fiscal year.

(2) Includes salary deferrals and employee contributions under the Trust's 401(k) plan.

(3) These options were granted under the 1995 Share Option Plan, as described in the Report of the Compensation and Nominating Committee.

(4) $1,080 of this amount represents the full dollar value of insurance premiums paid by the Trust during fiscal 1997 on behalf of Mr. Zoffinger with respect to term life insurance. $3,000 of this amount represents matching contributions made by the Trust on Mr. Zoffinger's behalf under the Trust's 401(k) plan.

(5) $1,080 of this amount represents the full dollar value of insurance premiums paid by the Trust during fiscal 1996 on behalf of Mr. Zoffinger with respect to term life insurance. $6,000 of this amount represents matching contributions made by the Trust on Mr. Zoffinger's behalf under the Trust's 401(k) plan.

(6) Between April 24, 1995 and September 29, 1995, the Trust paid a monthly consulting fee of $17,667 to GRZ, Inc. for the consulting services of George R. Zoffinger. Mr. Zoffinger became the President and Chief Executive Officer of the Trust on September 29, 1995, but he received no salary in fiscal 1995.

(7) $842 of this amount represents the full dollar value of insurance premiums paid by the Trust during fiscal 1997 on behalf of Mr. McArthur with respect to term life insurance. $3,000 of this amount represents matching contributions made by the Trust on Mr. McArthur's behalf under the Trust's 401(k) plan.

(8) $842 of this amount represents the full dollar value of insurance premiums paid by the Trust during fiscal 1996 on behalf of Mr. McArthur with respect to term life insurance. $3,000 of this amount represents matching contributions made by the Trust on Mr. McArthur's behalf under the Trust's 401(k) plan.

(9) $728 of this amount represents the full dollar value of insurance premiums paid by the Trust during fiscal 1997 on behalf of Mr. English with respect to term life insurance. $3,000 of this amount represents matching contributions made by the Trust on Mr. English's behalf under the Trust's 401(k) plan.

(10) $695 of this amount represents the full dollar value of insurance premiums paid by the Trust during fiscal 1996 on behalf of Mr. English with respect to term life insurance. $5,500 of this amount represents matching contributions made by the Trust on Mr. English's behalf under the Trust's 401(k) plan.


Option Exercises and Holdings

         The following table sets forth certain information concerning exercises of stock options during fiscal 1996 by each of the Named Executive Officers and the number and value of options held by each of the Named Executive Officers on September 30, 1996.

                                     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                                Number of               Value of
                                                                               Securities              Unexercised
                                                                         Underlying Unexercised       In-the-Money
                                                                               Options at              Options at
                                       Number of                                Fiscal YE             Fiscal YE (1)
                                        Shares                           ----------------------    -------------------
                                      Acquired on         Value               Exercisable/            Exercisable/
                                       Exercise         Realized              Unexercisable           Unexercisable
                                      ------------      --------         ----------------------    -------------------
George R. Zoffinger                      -0-               -0-            81,333 / 162,667          $447,831 / $955,669
Paul I. McArthur                         -0-               -0-            33,333 /  66,667          $174,998 / $350,002
Robert T. English                        -0-               -0-             8,333 /  16,667           $48,956 / $ 97,919
--------------------

(1) Based on the fair market value of the Shares on September 30, 1997, $15.875 per share, less the option exercise price.

Board of Trustees

         The Trust is managed by a seven member Board of Trustees, a majority of whom are independent of the Trust's management. The Board of Trustees held nine meetings during fiscal 1997. Each of the Trustees attended at least 75% of the total number of meetings of the Board of Trustees and of the committees of the Trust of which he was a member.

         The  Board  of  Trustees  has  appointed  an  Audit   Committee  and  a
Compensation and Nominating Committee. Descriptions of the Audit Committee and the Compensation and Nominating Committee follow.

Audit Committee

         The Audit Committee, which currently consists of Messrs. Jennings (Chairman), Bernstein and Mayer, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Trust's internal accounting controls. The Audit Committee met one time in fiscal 1997.

Compensation and Nominating Committee

         The Compensation and Nominating Committee, which currently consists of Messrs. Bernstein, Chairman, Frary and Levy makes recommendations and exercises all powers of the Board of Trustees in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation and Nominating Committee administers, and has authority to grant awards under, the 1995 Share Option Plan to the employee Trustees and management of the Trust and its subsidiaries and other key employees. The Compensation and Nominating Committee is also responsible for recommending to the shareholders and the Board of Trustees individuals to serve as Trustees and officers of the Trust. The Compensation and Nominating Committee met three times in fiscal 1997. Recommendations from shareholders for nominees for election as Trustees may be directed to Mr. Martin Bernstein, Chairman of the Compensation and Nominating Committee, Value Property Trust, 120 Albany Street, 8th Floor, New Brunswick, New Jersey 08901.

1995 Stock Option Plan

         Reference is made to the information contained in Note 7 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

         The table below sets forth information concerning the only persons, entities or groups which the Trust believes are the beneficial owners of five percent or more of the outstanding shares of the Trust's Shares as of October 30, 1997.

Name and Address of                         Amount and nature of
  Beneficial Owner                          Beneficial Ownership            Percent of Class
--------------------                        --------------------            ----------------
Franklin Mutual Advisers, Inc.(1)                 5,631,827                      50.05%
51 JFK Parkway
Short Hills, New Jersey 07078

Intermarket Corporation                           2,788,827                      24.84%
667 Madison Avenue
20th Floor
New York, New York 10021

Angelo Gordon & Co., L.P.                         1,215,232                      10.82%
245 Park Avenue
New York, New York 10167

Strome Susskind & Co.                               562,138                       5.01%
1250 Fourth Street
Santa Monica, California 90401

----------------

(1) Franklin Mutual Advisers, Inc. ("FMAI"), is an investment adviser registered under the Investment Advisers Act of 1940. One or more of FMAI's advisory clients are the beneficial owners of 5,631,827 shares of the Trust's common stock. Includes 25,000 of the Trust's common stock beneficially owned by Franklin's advisory clients pursuant to an agreement between Mr. Altman and FMAI. Pursuant to investment advisory agreements with its advisory clients, FMAI has sole investment discretion and voting authority with respect to such securities. FMAI has no interest in dividends or proceeds from the sale of such securities and disclaims beneficial ownership of all the securities owned by FMAI's advisory clients.

Security Ownership of Management

         The following table sets forth information as of October 30, 1997, with respect to the beneficial ownership of Shares by each Named Executive Officer and Trustee of the Trust and by all Trustees and executive officers as a group. The information set forth below is based upon filings with the Securities and Exchange Commission, the Trust's Share records, and information obtained by the Trust from the persons named below. As of October 30, 1997, one individual Trustee or officer had beneficial ownership of 1% or more of the outstanding Shares and all Trustees and executive officers as a group beneficially owned 3.64% of the outstanding Shares.

                                          Amount and Nature of           Percent
Name of Beneficial Owner(1)               Beneficial Ownership          of Class
----------------------------              --------------------          --------
Jeffrey A. Altman                                25,000(2)                  *
Martin Bernstein                                 53,162(3)                  *
Robert T. English                                16,666                     *
Richard S. Frary                                 43,775                     *
Richard B. Jennings                              25,000                     *
John B. Levy                                     29,206(4)                  *
Carl A. Mayer, Jr.                               25,000                     *
Paul I. McArthur                                 33,333                     *
George R. Zoffinger                             171,109                   1.50%
Trustees and executive officers
  as a group (9 persons)                        422,251                   3.64%
-----------------

* Less than one percent.

(1)      The address of all Named Executive Officers is in care of the Trust.

(2) Beneficial ownership of 25,000 of the Common Shares reported as beneficially owned by Mr. Altman are beneficially owned by Franklin Mutual Advisers, Inc.'s advisory clients pursuant to an agreement between Mr. Altman and Franklin Mutual Advisers, Inc.

(3)      Includes   18,775  Common  Shares  owned  by  Evelyn   Bernstein,   Mr.
         Bernstein's wife. Mr. Bernstein disclaims beneficial ownership of such Shares.

(4) Includes 4,206 Common Shares owned by Judith Brown Levy, Mr. Levy's wife. Mr. Levy disclaims beneficial ownership of such Shares.

Change of Control

         On September 18, 1997, the Trust entered into a definitive agreement to be acquired by Wellsford Real Properties, Inc. ("Wellsford") in a merger transaction for cash and stock. The proposed transaction, which will be accounted for by Wellsford as a purchase, is subject to certain closing conditions and is expected to be completed in early 1998. Franklin Mutual Advisors, Inc., whose advisory clients currently hold approximately 50% of the Trust's outstanding shares, has agreed to vote the shares of the Trust over which it has voting power in favor of the proposed transaction. The proposed transaction, if consummated, will result in a change of control of the Trust.


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

         (b)  REPORTS ON FORM 8-K.

                  The Trust filed a Current Report on Form 8-K dated June 24, 1997 under Item 2 and Item 7 of Form 8-K regarding the Trust's disposition of three real estate properties during the prior quarter.

                  The Trust filed a Current Report on Form 8-K dated July 11, 1997 under Item 2 and Item 7 of Form 8-K regarding the Trust's disposition of two real estate properties during the current quarter and the mortgage financing provided in one of the transactions.

                  The Trust filed a Current Report on Form 8-K dated September 18, 1997 under Item 5 and Item 7 of Form 8-K regarding the Trust's entering into a definitive merger agreement to be acquired by Wellsford Real Properties, Inc. in a merger transaction for cash and stock valued at approximately $169 million.

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

OTHER INFORMATION

         THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE TRUST'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS. THOSE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE SET FORTH UNDER "LIQUIDITY AND CAPITAL RESOURCES" SECTION OF ITEM 7.

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

Date: December 15, 1997

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


/s/ Jeffrey A. Altman           Chairman and Trustee           December 15, 1997
--------------------------
    Jeffrey A. Altman

/s/ George R. Zoffinger         President, Chief Executive     December 15, 1997
--------------------------      Officer and Trustee
    George R. Zoffinger         (Principal Executive Officer)

/s/ Robert T. English           Secretary, Treasurer and       December 15, 1997
--------------------------      Chief Financial Officer
    Robert T. English           (Principal Financial and
                                Accounting Officer)

/s/ Martin Bernstein            Trustee                        December 15, 1997
--------------------------
    Martin Bernstein

/s/ Richard S. Frary            Trustee                        December 15, 1997
--------------------------
    Richard S. Frary

/s/ Richard B. Jennings         Trustee                        December 15, 1997
--------------------------
    Richard B. Jennings

/s/ John B. Levy                Trustee                        December 15, 1997
--------------------------
    John B. Levy

/s/ Carl A. Mayer, Jr.          Trustee                        December 15, 1997
--------------------------
    Carl A. Mayer, Jr.

                              VALUE PROPERTY TRUST

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Consolidated Financial Statements

    Consolidated Statements of Operations
    (Years ended September 30, 1997, 1996 and 1995)

    Consolidated Balance Sheets
    (September 30, 1997 and 1996)

    Consolidated Statements of Cash Flows
    (Years ended September 30, 1997, 1996 and 1995)

    Consolidated Statements of Shareholders' Equity
    (Years ended September 30, 1997, 1996 and 1995)

Notes to the Consolidated Financial Statements

Financial Statements Schedules

    Schedule III -- Real Estate Accumulated
    Depreciation and Amortization (September 30, 1997)

    Schedule XII -- Mortgage Loans on Real Estate
    (September 30, 1997)

                         REPORT OF INDEPENDENT AUDITORS











To the Trustees and Shareholders of
Value Property Trust:

We have audited the accompanying consolidated balance sheets of Value Property Trust as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedules of Value Property Trust as of September 30, 1995, and for the year then ended, were audited by other auditors whose report dated November 10, 1995, included an emphasis of matter paragraph which described the reorganiation and the implementation of Fresh Start Reporting as discussed in
Note 1 to the financial statements.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Value Property Trust as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the related 1997 and 1996 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects, the information required to be included therein.




                                                     /s/COOPERS & LYBRAND L.L.P.
                                                     ---------------------------
                                                     COOPERS & LYBRAND L.L.P.



New York, New York
November 28, 1997

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



/s/ERNST & YOUNG LLP
--------------------
ERNST & YOUNG LLP



Philadelphia, Pennsylvania
November 10, 1995

                                                        VALUE PROPERTY TRUST
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED SEPTEMBER 30
                                               (dollars in thousands except per share)

                                                                                           POST-                           PRE-
                                                                                       CONFIRMATION                    CONFIRMATION
                                                                            -----------------------------------        ------------
                                                                                1997                  1996                   1995
                                                                            ------------          ------------           ----------
Revenue:                                                                                                            |
Rental properties:                                                                                                  |
  Rental income                                                               $ 20,486               $ 26,925       |      $ 24,608
  Operating expense reimbursement                                                2,975                  3,557       |         2,286
Interest and fee income on mortgage loans                                          202                  2,853       |         9,353
Interest on short-term investments                                               3,064                  1,713       |         3,086
Other                                                                                9                     18       |           131
                                                                              --------               --------       |      --------
Total Revenue                                                                   26,736                 35,066       |        39,464
                                                                              --------               --------       |      --------
Expenses:                                                                                                           |
Interest                                                                         4,640                 10,489       |        35,900
Rental properties:                                                                                                  |
  Operating                                                                      8,971                 12,084       |        11,702
  Depreciation and amortization                                                  1,717                  2,347       |         7,306
Other operating expenses                                                         3,053                  3,173       |         4,518
Litigation settlement                                                              751                     --       |            --
Provision for losses on mortgage loans and related investments                      --                     --       |         3,000
                                                                              --------               --------       |      --------
Total Expenses                                                                  19,132                 28,093       |        62,426
                                                                              --------               --------       |      --------
Income (loss) from operations before reorganization items,                                                          |
  and gain on sale of real estate and extraordinary item                         7,604                  6,973       |       (22,962)
                                                                              --------               --------       |      --------
Reorganization items:                                                                                               |
  Professional fees and other                                                       --                     --       |         6,219
  Interest income                                                                   --                     --       |          (441)
  Write down of invested assets to reorganization value                             --                     --       |        66,597
                                                                              --------               --------       |      --------
Total reorganization items                                                          --                     --       |        72,375
                                                                              --------               --------       |      --------
Income (loss) before gain on sale of real estate and                                                                |
  extraordinary item                                                             7,604                  6,973       |       (95,337)
                                                                              --------               --------       |      --------
Gain on sale of real estate                                                     24,861                     --       |            --
                                                                              --------               --------       |      --------
Income (loss) from operations before extraordinary item                         32,465                  6,973       |       (95,337)
Extraordinary item-gain on extinguishment of debt                                   --                     --       |        75,304
                                                                              --------               --------       |      --------
Net income (loss)                                                             $ 32,465               $  6,973       |      $(20,033)
                                                                              ========               ========       |      ========

                                                        VALUE PROPERTY TRUST
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED SEPTEMBER 30
                                               (dollars in thousands except per share)
                                                              (continued)

                                                                                           POST-                           PRE-
                                                                                       CONFIRMATION                    CONFIRMATION
                                                                            -----------------------------------        ------------
                                                                                1997                  1996                   1995
                                                                            ------------          ------------           ----------
Per share:                                                                                                          |
Income from operations before reorganization items,                                                                 |
  gain on sale of real estate and extraordinary item *                        $   0.68               $   0.62       |
Gain on sale of real estate *                                                 $   2.21               $   0.00       |
                                                                              --------               --------       |
Net income *                                                                  $   2.89               $   0.62       |
                                                                              ========               ========       |
                                                                                                                    |
Weighted average number of common shares outstanding                            11,226                 11,226       |        11,226


* Net income (loss) per share for the pre-confirmation period is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.






          See accompanying notes to consolidated financial statements.

                                  VALUE PROPERTY TRUST

                              CONSOLIDATED BALANCE SHEETS
                                   AS OF SEPTEMBER 30

                                 (dollars in thousands)

                                                                   1997         1996
                                                                 --------     --------
                                ASSETS
Assets Held For Sale:
     Investment in partnerships ............................     $  5,869     $ 10,219
     Real estate owned .....................................       22,001       38,171
                                                                 --------     --------
Total Assets Held For Sale                                         27,870       48,390
                                                                 --------     --------
Assets Held For Investment:
     Mortgage loans ........................................        6,805          663
     Investment in partnerships ............................           --       13,486
     Real estate owned .....................................       37,934       63,196
                                                                 --------     --------
Total Assets Held For Investment                                   44,739       77,345
                                                                 --------     --------

Total Invested Assets ......................................       72,609      125,735

Cash and cash equivalents ..................................       81,409       29,501
Restricted cash ............................................        1,673       12,213
Interest receivable and other assets .......................        3,391        4,962
                                                                 --------     --------
Total Assets ...............................................     $159,082     $172,411
                                                                 ========     ========

                            LIABILITIES

Senior Secured Notes (Due 1999) ............................     $ 18,222     $ 63,226
Accounts payable and accrued expenses ......................        1,245        1,804
Interest payable ...........................................          103          334
                                                                 --------     --------
Total Liabilities ..........................................       19,570       65,364
                                                                 --------     --------
Commitments and contingencies

                                  VALUE PROPERTY TRUST

                              CONSOLIDATED BALANCE SHEETS
                                   AS OF SEPTEMBER 30

                                 (dollars in thousands)
                                      (continued)

                                                                   1997         1996
                                                                 --------     --------

                      SHAREHOLDERS' EQUITY

Preferred Shares, $1 par value: 3,500,000 shares authorized,
  none issued ..............................................           --           --
Common Shares, $1 par value: 20,000,000 shares authorized,
  11,226,310 in fiscal 1997 and fiscal 1996 shares issued
  and outstanding...........................................       11,226       11,226
Additional paid-in capital .................................       88,848       88,848
Accumulated earnings .......................................       39,438        6,973
                                                                 --------     --------
Total Shareholders' Equity .................................      139,512      107,047
                                                                 --------     --------
Total Liabilities and Shareholders' Equity .................     $159,082     $172,411
                                                                 ========     ========

          See accompanying notes to consolidated financial statements.

                                                        VALUE PROPERTY TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE YEARS ENDED SEPTEMBER 30

                                                       (dollars in thousands)

                                                                                                POST-                       PRE-
                                                                                             CONFIRMATION               CONFIRMATION
                                                                                    ----------------------------        ------------
                                                                                        1997              1996               1995
                                                                                    ------------       ---------          ---------
Cash flows from operating activities:                                                                                |
 Net income (loss) ...........................................................         $ 32,465         $   6,973    |    $ (20,033)
 Adjustments to reconcile net income (loss) to net cash                                                              |
  provided by (used in) operating activities:                                                                        |
    Write down of invested assets to reorganization value ....................               --                --    |       66,597
    Extraordinary item-gain on extinguishment of debt ........................               --                --    |      (75,304)
    Depreciation and amortization on real estate .............................            1,717             2,347    |        7,306
    Provision for losses .....................................................               --                --    |        3,000
 (Decrease) increase in accounts payable and accrued expenses ................             (559)           (2,942)   |          199
 (Decrease) increase in interest payable .....................................             (231)              334    |      (32,568)
 Decrease (increase) in receivables and other assets .........................            2,095             2,675    |         (576)
 Net change in interest reserves, deferred income ............................               --                --    |         (162)
 Recoveries of charge-offs to allowance for losses ...........................               --                --    |          631
 Gain on sale of real estate..................................................          (24,861)               --    |           --
                                                                                      ---------         ---------    |    ---------
Total adjustments ............................................................          (21,839)            2,414    |      (30,877)
                                                                                      ---------         ---------    |    ---------
Net cash provided by (used in) operating activities ..........................           10,626             9,387    |      (50,910)
                                                                                      ---------         ---------    |    ---------
Cash flows from investing activities:                                                                                |
 Investment in real estate:                                                                                          |
    Real estate owned ........................................................           (3,716)           (4,550)   |      (11,283)
    Advances on mortgage loans ...............................................           (6,257)              (73)   |         (733)
    Partnerships .............................................................             (813)             (344)   |       (2,211)
 Principal repayments on mortgage loan receivables ...........................              115               332    |       22,711
 Proceeds from the sale of real estate .......................................           86,417            27,093    |        3,350
 Proceeds from the sale of mortgage loans and notes receivable ...............               --            57,047    |           --
 Repayments on notes receivable ..............................................               --               338    |          217
                                                                                      ---------         ---------    |    ---------
Net cash provided by investing activities ....................................           75,746            79,843    |       12,051
                                                                                      ---------         ---------    |    ---------

                                                        VALUE PROPERTY TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE YEARS ENDED SEPTEMBER 30

                                                       (dollars in thousands)
                                                            (continued)

                                                                                                POST-                       PRE-
                                                                                             CONFIRMATION               CONFIRMATION
                                                                                    ----------------------------        ------------
                                                                                        1997              1996               1995
                                                                                    ------------       ---------          ---------
Cash flows from financing activities:                                                                                |
 Payment of mortgage payable .................................................               --           (17,535)   |          (58)
 Principal payment of senior secured notes (due 2002) ........................               --          (109,975)   |       (4,647)
 Principal payment of senior secured notes (due 1999) ........................          (45,004)           (4,153)   |           --
 Borrowing of senior notes (due 1999) ........................................               --            67,379    |           --
 Decrease (increase) in restricted cash ......................................           10,540            (5,422)   |       (3,808)
                                                                                      ---------         ---------    |    ---------
Net cash used in financing activities ........................................          (34,464)          (69,706)   |       (8,513)
                                                                                      ---------         ---------    |    ---------
Net increase (decrease) in cash and cash equivalents .........................           51,908            19,524    |      (47,372)
Cash and cash equivalent at beginning of period ..............................           29,501             9,977    |       57,349
                                                                                      ---------         ---------    |    ---------
Cash and cash equivalent at end of period ....................................        $  81,409         $  29,501    |    $   9,977
                                                                                      ---------         ---------    |    ---------
                                                                                                                     |
Supplemental schedule of non-cash investing activities:                                                              |
  Charge-offs against allowance for losses ...................................        $      --         $      --    |    $   5,515
  Transfer of mortgage loans to real estate owned ............................        $      --         $   5,120    |    $  10,900
                                                                                                                     |
Interest Paid ................................................................        $   3,230         $   9,972    |    $      --


          See accompanying notes to consolidated financial statements.

                                                        VALUE PROPERTY TRUST

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                           (Dollars in thousands except number of shares)

                                                                         ADDITIONAL           ACCUMULATED                TOTAL
                                               COMMON SHARES              PAID-IN              (DEFICIT)             SHAREHOLDERS'
                                           SHARES        AMOUNT           CAPITAL              EARNINGS                 EQUITY
                                           ------       --------          --------             --------                --------
Balance at September 30, 1994              11,226         11,226           182,375             (173,568)                 20,033

Net loss                                       --             --                --              (20,033)                (20,033)

Reverse stock split                       (10,889)       (10,889)         (268,905)                  --                (279,794)
Issuance of Common Stock                   10,889         10,889           175,378                   --                 186,267

Adjustment to restate
  accumulated deficit to zero                  --             --                --              193,601                 193,601
                                           ------       --------          --------             --------                --------



-------------------------------------------------------------------------------------------------------------------------------



Balance at September 30, 1995              11,226         11,226            88,848                    0                 100,074
                                           ------       --------          --------             --------                --------

Net income                                     --             --                --                6,973                   6,973
                                           ------       --------          --------             --------                --------

Balance at September 30, 1996              11,226       $ 11,226          $ 88,848             $  6,973                $107,047


Net income                                     --             --                --               32,465                  32,465
                                           ------       --------          --------             --------                --------

Balance at September 30, 1997              11,226       $ 11,226          $ 88,848             $ 39,438                $139,512
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

         The effect of the Fresh Start Reporting on the Trust's historical cost balance sheet at September 30, 1995 is as follows:

                                                     PRE-               REORGANIZATION           FRESH START             POST-
                                                 CONFIRMATION             ADJUSTMENTS            ADJUSTMENTS         CONFIRMATION
                                                 ------------             -----------            -----------         ------------
(dollars in thousands)
ASSETS Assets held for sale:
         Mortgage loans                             $ 30,225                                   ($  8,259) (E)           $ 21,966
         Investments in partnerships                   6,478                                      (1,258) (E)              5,220
         Real estate owned                            50,406                                      (8,347) (E)             42,059
                                                    --------             --------              ---------                --------
                                                      87,109                    0                (17,864) (E)             69,245
                                                    --------             --------              ---------                --------
     Assets held for investment:
         Mortgage loans                               46,721                                     (11,708) (E)             35,013
         Investments in partnerships                  26,249                                      (5,601) (E)             20,648
         Notes receivable                                700                                         (67) (E)                633
         Real estate owned                           124,484                                     (42,903) (E)             81,581
                                                    --------             --------              ---------                --------
                                                     198,154                    0                (60,279) (E)            137,875
                                                    --------             --------              ---------                --------
                                                     285,263                    0                (78,143) (E)            207,120
Less: allowance for losses                           (11,546)                                     11,546  (E)                  0
                                                    --------             --------              ---------                --------
                                                     273,717                    0                (66,597) (E)            207,120

Cash and cash equivalents                             56,002              (46,025) (A)                                     9,977
Restricted cash                                        6,791                                                               6,791
Interest receivable and other assets                   8,441                                                               8,441
                                                    --------             --------              ---------                --------
         Total Assets                               $344,951             ($46,025)              ($66,597)               $232,329
                                                    --------             --------              ---------                --------

                                                     PRE-               REORGANIZATION           FRESH START             POST-
                                                 CONFIRMATION             ADJUSTMENTS            ADJUSTMENTS         CONFIRMATION
                                                 ------------             -----------            -----------         ------------
(dollars in thousands)
LIABILITIES
     Senior Notes Due 1995                          $290,000            ($290,000) (B)                                  $      0
     Senior Notes Due 2002                                 0              109,975  (B)                                   109,975
     Mortgage payable                                 17,535                                                              17,535
     Interest payable                                 41,378              (41,378) (B)                                         0
     Accounts payable and other                        2,920                1,825  (C)                                     4,745
                                                    --------             --------              ---------                --------
         Total Liabilities                           351,833             (219,578)                     0                 132,255
                                                    --------             --------              ---------                --------
SHAREHOLDERS' EQUITY
     Common Stock at par                              11,226                                                              11,226
     Additional paid in capital                      182,375              175,378  (D)          (268,905) (F)             88,848
     Accumulated deficit                            (200,483)              (1,825) (C)           202,308  (F)                  0
                                                    --------             --------              ---------                --------

         Total Shareholders' Equity                   (6,882)             173,553                (66,597)                100,074
                                                    --------             --------              ---------                --------
         Total Liabilities and
           Shareholders' Equity                     $344,951             $(46,025)             $ (66,597)               $232,329
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
Net income per share .................................................                   *                                  $    .14

          Net income (loss) per share is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting". See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         For the fiscal years ended September 30, 1996 and 1995, there were significant differences between taxable net loss and net income (loss) as reported in the financial statements. The differences were related to the recognition of bad debt deductions and accounting for reorganization costs and Fresh Start Reporting. For financial accounting purposes, these items are expensed currently, while for tax purposes some portion of these items are deferred to future periods or may not be deductible. In addition, the Fresh Start Reporting discussed in Note 1 is not recognized for tax purposes, and will result in future years financial reporting and tax basis differences.

         The Trust has approximately $107 million in net operating losses (the "NOLs") for tax purposes attributable to losses generated in fiscal years 1992 through 1996. The NOLs attributable to each year can be carried forward up to fifteen years from the year the loss was generated. The use of NOLs in any taxable year (together with any recognized losses that are economically attributable to the period up to the Restructuring) will be subject to an annual limitation under Section 382 of the Code. The Trust estimates that this annual limitation is approximately $6 million.

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

                              ALLOWANCE FOR LOSSES

         Prior to the implementation of Fresh Start Reporting, the allowance for losses on mortgage loans and related investments was determined in accordance with The American Institute of Certified Public Accountants Statement of Position on Accounting Practices of Real Estate Investment Trusts 75-2 ("SOP 75-2"), as amended. This statement required adjustment of the carrying value of mortgage loans to the lower of their carrying value or estimated net realizable value. Estimated net realizable value was the estimated selling price of a property offered for sale in the open market allowing a reasonable time to find a buyer, reduced by the estimated cost to complete and hold the property (including the estimated cost of capital), net of estimated cash income. With the implementation of Fresh Start Reporting, as of September 30, 1995, the allowance for losses was reset to zero.

         Effective October 1, 1995, the Trust adopted the Financial Accounting Standards Board SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Adoption of this statement did not have a significant impact on the Trust's financial position or results of operations.

                              NET INCOME PER SHARE

         Net income per share is computed using the weighted average common shares outstanding during the period. Net loss per share for all pre-confirmation periods is not presented because this information is not meaningful as a result of the Reorganization and the implementation of "Fresh Start Reporting". See Note 1.

                          DEPRECIATION AND AMORTIZATION

         At September 30, 1995, as a result of Fresh Start Reporting, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The accumulated depreciation on real estate owned was reset to zero as a result of the adoption of Fresh Start Reporting. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets; 40 years for buildings, three to five years for other property and over the term of the related lease for lease commissions and tenant improvements. The Held for Sale category is not depreciated. During fiscal 1997, the Trust reclassified six properties totaling $35.7 million to real estate held for sale from real estate held for investment and no longer depreciates these assets. During fiscal 1996, the Trust reclassified seven properties totaling $18.7 million to real estate held for sale from real estate held for investment and no longer depreciates these assets.

                            CASH AND CASH EQUIVALENTS

         Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper, bank CDs and US Treasury Securities) with original maturities not exceeding a term greater than 90 days.

                           INVESTMENT IN PARTNERSHIPS

         The investment in partnership represents the Trust's investment in a real estate partnership. The Trust owns a majority percentage interest in the partnership and receives substantially all of the cash flow. The Trust accounts for the partnership in a similar manner as real estate investments.

                                REAL ESTATE OWNED

         Real estate and leasehold improvements are stated at cost. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Trust records impairment writedowns on long-lived assets, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. No such impairment losses have been recognized in these financial statements.

         As of September 30, 1995, the Trust's invested assets were adjusted to reorganization value which became the new historical cost basis. Subsequently, real estate held for investment is carried at historical cost less depreciation. Real estate held for sale is carried at the lower of cost or net realizable value. In conjunction with the adoption of Fresh Start Reporting on September 30, 1995, all gains or losses for a period of one year after such adoption are applied against the carrying value of long lived assets held for investment. Through September 30, 1996, the Trust has reduced the carrying values of assets Held for Investment by $12.6 million as a result of the net gains on both the disposition of substantially all of its mortgage loan portfolio in March 1996 and the sale of nine properties classified as real estate held for sale. At September 30, 1997, the Trust owned 21 properties of which six are classified as Held for Sale. The fiscal 1997 revenue and net operating income from these six properties were $5.8 million and $3.4 million, respectively.

                                 DEFERRED COSTS

         Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the term of the related debt agreement. Amortization expense is included in interest expense in the accompanying statement of operations for fiscal 1997 and fiscal 1996. Net deferred financing costs included in other assets in the accompanying balance sheet amounted to $0.5 million and $2.2 million at September 30, 1997 and September 30, 1996, respectively.

                               REVENUE RECOGNITION

         The Trust recognizes base rental revenue for financial statement purposes as earned over the term of the lease.

                          INTEREST RATE SWAP AGREEMENT

         The Trust is a party to an interest rate protection agreement (the "Cap") used to hedge its interest rate exposure on floating rate debt (See Note 5 "Borrowings"). The differential to be paid or received is recognized in the period incurred and included in interest expense.

3. MORTGAGE LOANS AND INVESTMENT IN REAL ESTATE AND PARTNERSHIPS

        The following table summarizes the Trust's mortgage loan portfolio:

                                               SEPTEMBER 30, 1997                           SEPTEMBER 30, 1996
                                       --------------------------------             --------------------------------
                                        NUMBER OF              CARRYING              NUMBER OF              CARRYING
TYPE OF UNDERLYING SECURITY            INVESTMENTS              AMOUNT              INVESTMENTS              AMOUNT
---------------------------            -----------              ------              -----------              ------
                                             (Dollars in thousands)                        (Dollars in thousands)
Residential/Condominium*                     7                  $   563                   7                   $  663
Retail Buildings                             1                    6,242                   -                       --
                                          ----                  -------                ----                   ------
Total                                        8                  $ 6,805                   7                   $  663
                                          ====                  =======                ====                   ======

----------------

*Includes 111 residential mortgage loans on 7 mortgage investments at September 30, 1997 and 117 residential mortgage loans on 7 mortgage investments at September 30, 1996.



         During the fourth quarter of fiscal 1997, the Trust provided mortgage financing in the amount of $6.2 million in conjunction with the sale one real estate property.

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

         At September 30, 1997 and 1996, mortgage loans outstanding consisted solely of fixed rate loans of $6.8 million and $0.7 million. At September 30, 1997, the mortgage loan portfolio had interest rates ranging from 6.75% to 9.50% with maturities ranging from June 2000 to June 2009. At September 30, 1996, the mortgage loan portfolio had interest rates ranging from 6.20% to 9.50% with maturities ranging from June 2000 to June 2009.

         The following table summarizes the Trust's real estate owned, net of accumulated depreciation of $2.5 million at September 30, 1997 and $1.9 million at September 30, 1996:

                                          SEPTEMBER 30, 1997                            SEPTEMBER 30, 1996
                                  --------------------------------             ----------------------------------
                                   NUMBER OF              CARRYING              NUMBER OF              CARRYING
TYPE OF PROPERTY                  INVESTMENTS              AMOUNT              INVESTMENTS              AMOUNT
----------------                  -----------             --------             -----------             ----------
                                        (Dollars in  thousands)                        (Dollars in thousands)
Apartments                              1                 $  8,474                   2                  $ 16,166
Office Buildings                       13                   28,657                  14                    34,004
Industrial Buildings                    4                    9,755                   6                    14,892
Retail Buildings                        2                   13,049                   4                    36,305
                                     ----                 --------                ----                  --------
Total                                  20                 $ 59,935                  26                  $101,367
                                     ====                 ========                ====                  ========


         The following table summarizes the Trust's investment in partnerships, net of accumulated depreciation of $26,000 at September 30, 1997 and $311,000 at September 30, 1996:

                                           SEPTEMBER 30, 1997                            SEPTEMBER 30, 1996
                                   --------------------------------             ----------------------------------
                                    NUMBER OF              CARRYING              NUMBER OF              CARRYING
TYPE OF PROPERTY                   INVESTMENTS              AMOUNT              INVESTMENTS              AMOUNT
----------------                   -----------             --------             -----------             ----------
                                         (Dollars in thousands)                         (Dollars in thousands)
Industrial Buildings                     1                 $  5,869                   3                  $ 13,658
Retail Buildings                         -                       --                   2                    10,047
                                      ----                 --------                ----                  --------
Total                                    1                 $  5,869                   5                  $ 23,705
                                      ====                 ========                ====                  ========

         The Trust may be liable for environmental problems on sold properties. At September 30, 1997, the Trust was not aware of any environmental problems on sold properties.

4. ALLOWANCE FOR LOSSES

         The change in the allowance for losses for the year ended September 30, 1995 is as follows:

                                                         1995
                                                       -------
                                                (dollars in thousands)

Balance at beginning of year ....................      $13,430
Provisions charged to expense ...................        3,000
                                                       -------
                                                        16,430
Less charges against allowance, net of
  recoveries or reorganization adjustments ......       16,430
                                                       -------
Balance at end of year ..........................      $    --
                                                       =======


         For the years ended September 30, 1997 and 1996, the Trust did not provide for an allowance for losses.

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

         The indenture relative to the Floating Rate Notes (the "New Indenture") generally requires that, on a monthly basis, the Trust deposit into a Trapped Funds Account, as defined, maintained by the indenture trustee (the "New Indenture Trustee") for the Floating Rate Notes all Cash Flow and Asset Sale Proceeds (each as defined in the New Indenture). Cash Flow from the Trapped Funds Account will be distributed to pay the New Indenture Trustee's expenses, pay all accrued but unpaid interest on the Floating Rate Notes and to maintain a Debt Service Reserve Account before any funds are released to the Trust. In the event of a sale of, or certain casualty, or indemnification events with respect to any of the remaining fifteen properties of the original twenty-four properties mortgaged under the terms of the Floating Rate Notes (underlying collateralized carrying value of $44.7 million at September 30, 1997), the proceeds therefrom will be used to retire up to 125% of a portion of the allocated debt of such property before any funds are released to the Trust. The New Indenture includes affirmative covenants and negative covenants. At September 30, 1996, the Trust was in compliance with the New Indenture.

         During fiscal 1997, the Trust sold ten real estate properties, three of the nine buildings owned in an industrial park and a 7.6 acre parcel of unimproved land. Six of the real estate properties and the three of the nine buildings sold in fiscal 1997 were encumbered under the terms of the New Indenture. The Trust used a portion of the net proceeds from the sale of the encumbered properties to prepay a portion of the Floating Rate Notes, as required under the terms of the New Indenture. During the first quarter of fiscal 1997, the Trust used $7.0 million from the net proceeds from the sale of two encumbered properties sold in September of fiscal 1996, and $1.4 million from the net proceeds from the sale of an encumbered property sold in October of fiscal 1997 to prepay the Trust's senior indebtedness. During the remainder of fiscal 1997, the Trust used $36.6 million from the fiscal 1997 net proceeds from the sale of six encumbered properties and three of nine encumbered buildings in an industrial park, to prepay the Trust's senior indebtedness.

         On November 3, 1997, the Trust utilized a portion of available cash on hand to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million.

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

         The  carrying  value and fair  value of  off-balance  sheet  derivative financial  instruments  used to manage  the  interest  rate  sensitivity  of the
Floating   Rate  Notes  were   $199,000  and  $2,000  at  September   30,  1997,
respectively.

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

         The 1995  Plan  provides  for the  grant  of  incentive  stock  options
("Incentive Options") which qualify under Section 422 of the Code and non-qualified stock options ("Non-Qualified Options"). Holders of options also receive dividend equivalent rights. Under the 1995 Plan, 894,000 shares were granted with a price ranging from $10.00 to $12.25 per share and 55,000 shares were forfeited at a price of $10.00 per share during fiscal 1996. During fiscal 1997, no shares were issued or forfeited. The weighted average exercise price is $10.13 per share. The options vest equally over a three year period starting one year from the date of grant. The options expire four years from the date of grant.

         The Trust accounts for the 1995 Plan using APB Opinion 25, accordingly, no compensation costs have been recognized for the 1995 Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-price model. The expected volatility and risk-free interest rate weighted average assumptions for the 1995 Plan grants were 25.0% and 5.625%, respectively.

         The Trust has elected the disclosures only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Stock Incentive Plan. Had compensation cost for the Trust's Stock Incentive Plan been determined based on the fair value at the grant date for awards in fiscal 1997 consistent with the provisions of SFAS No.123, the effect on the Trust's earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                            Year ended September 30,
                    (Dollars in thousands, except per share)

                                          Post-Confirmation     Pre- Confirmation
                                         -------------------    -----------------
                                           1997        1996           1995
                                           ----        ----           ----
Net Earnings (loss) - as reported         $32,465     $6,673        ($20,033)

Net Earnings (loss) - pro forma           $31,651     $5,859        ($20,033)

Earnings (loss) per share as reported     $  2.89     $ 0.62               -*

Earnings (loss) per share - pro forma     $  2.78     $ 0.52               -*

 * Net earnings (loss) per share for the pre-confirmation period is not presented because this information is not meaningful as a result of the Reorganization and the adoption of "Fresh Start Reporting".

         All the outstanding options of 1995 Plan will fully vest and be cancelled upon the consummation of the definitive merger agreement with Wellsford in early 1998. Under the merger agreement the options under the 1995 Plan will be cancelled for the aggregate payment to the optionee holders for approximately $4.7 million, which will be treated as compensation at the time of closing.

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

         The Trust has submitted the required applications to the PBGC to formally terminate the plan. There were 15 former employees who received final payouts under the plan in fiscal 1996. There were four current employees and one former employee that were due benefits under the plan as of July 1, 1996. Upon the formal termination of the plan, the Trust distributed the remaining benefits to the remaining eligible employees.

                           SAVINGS AND INVESTMENT PLAN

         The Trust also maintains a 401(k) profit sharing plan and trust. Employer contributions are limited to 6% of participant's compensation, with a maximum per year of $3,000 per participant. Profit sharing expense was $32,000, $49,000 and $72,000 for years ended September 30, 1997, 1996 and 1995, respectively.

                                 INCENTIVE PLAN

         During fiscal 1996, the Board of Trustees adopted the Performance Incentive Bonus Plan (the "Bonus Plan"). All of the Trust's executive officers and employees are eligible for an annual cash bonus under the Bonus Plan. In determining the amount of annual cash bonuses, if any, to be paid, the Compensation Committee, at the end of the fiscal year, reviews the performance of the Trust to the performance measurement targeted by the Bonus Plan to promote the long-term strategic growth of the Trust. The amount awarded under the Bonus Plan for fiscal 1997 and fiscal 1996 were $217,000 and $215,500, respectively.

         The maximum potential payout under the Performance Incentive Bonus Plan, which is at the discretion of the Board of Trustees, is $3.1 million. Any award under the Bonus Plan as a result of the definitive merger agreement with Wellsford will be determined and paid immediately prior to the closing of the proposed transaction.

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

         The consummation of the proposed transaction with Wellsford will cause the occurrence of a certain event under the employment agreement. Mr. Zoffinger would continue to receive his base salary at the same rate for six months.

9. EMPLOYEE TERMINATION PLAN

         A termination pay plan was established to cover termination of employment without cause during the period that the Old Notes, as defined, were outstanding. Employees were entitled to compensation ranging from a minimum of twelve weeks to a maximum of eighteen months pay. In addition, certain health benefits would continue to be paid by the Trust over a period of time equal to the employee's severance period. At September 30, 1995, the Trust accrued the $1.3 million cost of the Termination Pay Plan. After the fiscal year end, the majority of existing employees were terminated and the Trust commenced payments to those employees. The Trust has liquidated the termination plan by payments to those employees terminated and the repayment of the Old Notes on April 30, 1996.

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The quarterly results of operations for fiscal 1997 and 1996 are summarized as follows:

                                                                       QUARTER ENDED
                                     ----------------------------------------------------------------------------------
                                     DECEMBER 31               MARCH 31             JUNE 30              SEPTEMBER 30
                                     -----------               --------             -------              ------------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1997
Total revenue                          $  7,309                $  7,179             $  6,743                $  5,505
Interest expense                       $  1,382                $  1,391             $  1,389                $    478
Net income                             $  3,974                $  8,223             $ 13,716                $  6,552
                                       ========                ========             ========                ========

Net income per share                   $   0.35                $   0.74             $   1.22                $   0.58
                                       ========                ========             ========                ========

FISCAL 1996
Total revenue                          $  9,395                $  9,438             $  8,462                $  7,771
Interest expense                       $  3,565                $  3,420             $  2,064                $  1,440
Net income                             $  1,437                $  1,450             $  2,016                $  2,070
                                       ========                ========             ========                ========

Net income per share                   $   0.13                $   0.13             $   0.18                $   0.18
                                       ========                ========             ========                ========

11. ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Trust to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 129 requires disclosure about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997.

         The Trust is currently evaluating the above statements and believes that their adoption will not have a significant impact on the disclosures in the financial statements of the Trust.

12. LEGAL PROCEEDINGS

         A discussion of events surrounding the Trust's Prior Bankruptcy Case and an explanation of the material terms of the Trust's reorganization under the Joint Plan of Reorganization confirmed by the Bankruptcy Court by an order entered February 27, 1991 are set forth in the section entitled "Previous Chapter 11 Case and 1991 Plan of Reorganization." The Prior Bankruptcy Case was closed on November 4, 1994 pursuant to a final order of the Bankruptcy Court.

         A discussion of events surrounding the Trust's 1995 prepackaged bankruptcy filing and an explanation of the material terms of the Trust's reorganization under the Prepackaged Plan which became effective September 29, 1995 (the "Prepackaged Plan") are set forth in the section entitled "Recent Chapter 11 Case and 1995 Prepackaged Plan of Reorganization." Notwithstanding the confirmation of the Trust's Prepackaged Plan as of September 29, 1995, the Bankruptcy Court continued to have jurisdiction among other things, to resolve disputes that may arise under the Prepackaged Plan.

         Neither the Trust nor any of its properties are presently subject to any material litigation nor, to the Trust's knowledge, is any material litigation threatened against the Trust or any of its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

13. LEASING ARRANGEMENTS

         For real estate held for investment future minimum rentals to be received under existing non-cancelable operating leases as of September 30, 1997 are as follows:

                                             Amount
                 Year                (dollars in thousands)
                ------               ----------------------
                 1998                       $  8,893
                 1999                          7,738
                 2000                          5,538
                 2001                          4,172
                 2002                          2,507
                 thereafter                    5,506
                                            --------
                 Total                      $ 34,354
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

15.  SIGNIFICANT EVENTS.


         As disclosed previously on Form 8-K filed on September 22, 1997 with the Securities and Exchange Commission ("SEC"), the Trust entered into a definitive agreement on September 18, 1997 to be acquired by Wellsford Real Properties, Inc. ("Wellsford") in a merger transaction for cash and stock. The proposed transaction, which will be accounted for by Wellsford as a purchase, is subject to certain closing conditions and is expected to be completed in early 1998. Franklin Mutual Advisors, Inc., whose advisory clients currently hold approximately 50% of the Trust's outstanding shares, has agreed to vote the shares of the Trust over which it has voting power in favor of the proposed transaction. The proposed transaction, if consummated, will result in a change of control of the Trust.

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE III

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1997
                                                       (Dollars in thousands)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Apartments:

    Junipers of Yarmouth
    Yarmouth, ME ..............................           0         1,530         6,120           0          199              0

    Villa Del Cresta
    Florissant, MO ............................       6,868         1,640         6,568           0          266              0

Industrial:

    Parkway Business Center
    Richmond, CA ..............................           0           430         1,730           0           87           (302)

    Moreno Valley
    Moreno Valley, CA .........................       2,490           950         3,820           0            1           (655)

    Oaktree Industrial Park
    San Dimas, CA .............................         976             0             0         345        1,458           (235)

    Chino Business Park
    Chino, CA .................................       1,353             0             0         670        2,829              0

    Avenue Hall Executive Center
    Valencia, CA ..............................           0           450         1,800           0          145              0

    900 Building
    Minneapolis, MN ...........................       1,508           410         1,630           0          204              0

Office:

    Stadium Towers
    Anaheim, CA ...............................       1,842           700         2,810           0          482           (534)

    615 Nash Street
    El Segundo, CA ............................       1,325           470         1,870           0          276           (340)

    Clarewood
    Woodland Hills, CA ........................       1,124           400         1,580           0          362           (298)

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE III

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1997
                                                       (Dollars in thousands)
                                                            (Continued)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Office:
(continued)

    268 Summer Street
    Boston, MA ................................         823           330         1,327           0          229           (228)

    250 Turnpike Street
    Canton, MA ................................         721           290         1,150           0           73           (198)

    Burtonsville Commerce Center
    Burtonsville, MD ..........................       2,745           920         3,670           0          101           (634)

    Keewaydin Drive
    Salem, NH .................................       1,339           610         2,450           0          114           (429)

    501 Hoes Lane
    Piscataway, NJ ............................         551           180           715           0          238           (136)

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE III

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1997
                                                       (Dollars in thousands)
                                                             (Continued)


                                               Gross Amount Carried at End of Period
                                               -------------------------------------
                                                           Buildings &                   Accumulated       Date of       Life for
Classification                                   Land     Improvements      Total       Depreciation    Construction   Depreciation
--------------                                   ----     ------------    ---------     ------------    ------------   ------------
Apartments:

    Junipers of Yarmouth
    Yarmouth, ME .........................           0             0             0             0          1971           (b)

    Villa Del Cresta
    Florissant, MO .......................       1,640         6,834         8,474             0          1967/1974      (b)


Industrial:

    Parkway Business Center
    Richmond, CA .........................           0             0             0             0          1986           3-40 years

    Moreno Valley
    Moreno Valley, CA ....................         950         3,166         4,116           175          1993           3-40 years

    Oaktree Industrial Park
    San Dimas, CA ........................         345         1,223         1,568            86          1985           3-40 years

    Chino Business Park
    Chino, CA ............................         405         1,712         2,117            28          1992           (b)

    Avenue Hall Executive Center
    Valencia, CA .........................           0             0             0             0          1988           (b)

    900 Building
    Minneapolis, MN ......................         410         1,834         2,244             1          1910           (b)

Office:

    Stadium Towers
    Anaheim, CA ..........................         700         2,758         3,458           238          1984           3-40 years

    615 Nash Street
    El Segundo, CA .......................         470         1,806         2,276           166          1987           3-40 years

    Clarewood
    Woodland Hills, CA ...................         400         1,644         2,044           197          1980           3-40 years

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE III

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1997
                                                       (Dollars in thousands)
                                                             (Continued)


                                               Gross Amount Carried at End of Period
                                               -------------------------------------
                                                           Buildings &                   Accumulated       Date of       Life for
Classification                                   Land     Improvements      Total       Depreciation    Construction   Depreciation
--------------                                   ----     ------------    ---------     ------------    ------------   ------------
Office:
(continued)

    268 Summer Street
    Boston, MA ...........................         330         1,328         1,658           121          1897           3-40 years

    250 Turnpike Street
    Canton, MA ...........................         290         1,025         1,315            56          1980           3-40 years

    Burtonsville Commerce Center
    Burtonsville, MD .....................         920         3,137         4,057           191          1989           3-40 years

    Keewaydin Drive
    Salem, NH ............................         610         2,135         2,745           149          1973           3-40 years

    501 Hoes Lane
    Piscataway, NJ .......................         180           817           997           104          1987           3-40 years

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE III

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1997
                                                       (Dollars in thousands)
                                                             (Continued)

                                                                    Reorganization Value (b)
                                                                    --------------------         Costs Capitalized
                                                                                                   Subsequent to
                                                                                                Reorganization Value
                                                                                               ---------------------     Adjust for
                                                                             Buildings &                 Buildings &       Unreal.
Classification                                    Encumbrances (a)  Land    Improvements       Land     Improvements       Gain (b)
--------------                                    ------------      ----    ------------       ----     ------------   ------------
Office:
(continued)
    Two Executive Campus
    Cherry Hill, NJ ......................            894           240           939           0             413               0

    Riverside Centre
    Portland, OR .........................              0         1,170         4,680           0             557               0

    Pinebrook II
    King of Prussia, PA ..................              0             0         1,790           0             161            (251)

    421 Chestnut Street
    Philadelphia, PA .....................              0           500         2,020           0             140            (347)

    Pinebrook I
    King of Prussia, PA ..................              0             0         1,629           0             168            (232)

    Six Sentry Parkway
    Blue Bell, PA ........................              0           920         3,670           0             990            (680)

Retail:

    Gateway Plaza (Paseo)
    Fremont, CA ..........................              0         4,320        17,280         300             516          (3,042)

    Arcade Square
    Sacramento, CA .......................              0         1,120         4,460           0             563            (828)

    Berdon Plaza
    Fairhaven, MA ........................          4,157         1,350         5,403           0             891               0

    Bradford Plaza
    West Chester, PA .....................              0         1,330         5,081           0             187            (917)
                                                 --------      --------      --------    --------        --------        --------

Total Real Estate Owned ..................       $ 28,716      $ 20,260      $ 84,192    $  1,315        $ 11,650        $(10,286)
                                                 ========      ========      ========    ========        ========        ========

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE III

                                   REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                                         SEPTEMBER 30, 1997
                                                       (Dollars in thousands)
                                                             (Continued)


                                               Gross Amount Carried at End of Period
                                               -------------------------------------
                                                           Buildings &                   Accumulated       Date of       Life for
Classification                                   Land     Improvements      Total       Depreciation    Construction   Depreciation
--------------                                   ----     ------------    ---------     ------------    ------------   ------------
Office:
(continued)

    Two Executive Campus
    Cherry Hill, NJ ......................         240         1,352         1,592               36        1970         (b)

    Riverside Centre
    Portland, OR .........................           0             0             0                0        1945         (b)

    Pinebrook II
    King of Prussia, PA ..................           0         1,700         1,700              116        1983          3-40 years

    421 Chestnut Street
    Philadelphia, PA .....................         500         1,813         2,313              116        1857          3-40 years

    Pinebrook I
    King of Prussia, PA ..................           0         1,565         1,565              119        1981          3-40 years

    Six Sentry Parkway
    Blue Bell, PA ........................         920         3,980         4,900              354        1990          3-40 years

Retail:

    Gateway Plaza (Paseo)
    Fremont, CA ..........................           0             0             0                0        1969          3-40 years

    Arcade Square
    Sacramento, CA .......................           0             0             0                0        1955          3-40 years

    Berdon Plaza
    Fairhaven, MA ........................       1,350         6,294         7,644                5        1968          (b)

    Bradford Plaza
    West Chester, PA .....................       1,330         4,351         5,681              271        1990          3-40 years
                                              --------      --------      --------         --------


Total Real Estate Owned ..................    $ 11,990      $ 50,474      $ 62,464 (c,d)   $  2,529
                                              ========      ========      ========         ========

                              VALUE PROPERTY TRUST

                                  SCHEDULE III

         REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               SEPTEMBER 30, 1997

                             (Dollars in thousands)

NOTES:

(a) The encumbrances of Senior Notes due 1999 are collateralized by a first priority Lien on 15 of the Trust's assets, including personal property and real property held by the Trust or any subsidiary.

(b) See Note 2 "Significant Accounting Policies" to the consolidated financial statements.

(c)      Cost for federal income tax purposes is approximately $96,000.

(d) The changes in carrying amounts during the year ended September 30, 1997 are summarized as follows:

         Balance at September 30, 1996.................         $103,299
         Additions during the year:
            Improvements ..............................            3,443
         Deductions during the year:
            Sale of real estate .......................           44,278
                                                                --------
         Balance at September 30, 1997 ................         $ 62,464
                                                                ========

         The changes in carrying amounts during the year ended September 30, 1996 are summarized as follows:

         Balance at September 30, 1995 ................                 $123,640
         Reclassification from foreclosure property ...                    5,120
         Additions during year:
            Improvements ..............................                    4,551
         Deductions during year:
            Sale of real estate .......................   $ 19,726
            Adjustments for deferred gains ............     10,286        30,012
                                                          --------      --------
         Balance at September 30, 1996 ................                 $103,299
                                                                        ========

         The changes in carrying amounts during the year ended September 30, 1995 are summarized as follows:

         Balance at September 30, 1994 ................                 $ 66,880
         Reclassification from foreclosure
            property and mortgage loans ...............                  109,565
         Additions during year:
            Improvements ..............................                   11,283
         Deductions during year:
            Sale of real estate .......................     $  3,350
            Charge off against allowance for losses ...        2,881
            Adjustments for fresh start reporting .....       57,857      64,088
                                                            --------    --------
         Balance at September 30, 1995 ................                 $123,640
                                                                        ========

                              VALUE PROPERTY TRUST

                                  SCHEDULE III

         REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               SEPTEMBER 30, 1997

                             (Dollars in thousands)


         The change in accumulated depreciation and amortization during the year ended September 30, 1997 is summarized as follows:

         Balance at September 30, 1996 ...........................        $1,932
         Additions during year:
            Charge to income .....................................         1,601
         Deductions during year:
            Adjustment for sold properties .......................         1,004
                                                                          ------
         Balance at September 30, 1997 ...........................        $2,529
                                                                          ======

         The change in accumulated depreciation and amortization during the year ended September 30, 1996 is summarized as follows:

         Balance at September 30, 1995 ...........................        $   --
         Additions during year:
            Charge to income .....................................         2,035
         Deductions during year:
            Adjustment for sold properties .......................           103
                                                                          ------
         Balance at September 30, 1996 ...........................        $1,932
                                                                          ======

         The change in accumulated depreciation and amortization during the year ended September 30, 1995 is summarized as follows:

         Balance at September 30, 1994 .............................     $10,023
         Reclassification from foreclosure property ................       8,264
         Additions during year:
            Charge to income .......................................       6,608
         Deductions during year:
            Adjustment for fresh start reporting ...................      24,895
                                                                         -------
         Balance at September 30, 1995 .............................     $    --
                                                                         =======

                                                        VALUE PROPERTY TRUST

                                                            SCHEDULE XII

                                                    MORTGAGE LOANS ON REAL ESTATE

                                                         SEPTEMBER 30, 1997

                                                       (Dollars in thousands)

                                                                                                                        PRINCIPAL
                                                                                                                        AMOUNT OF
                                                                                                                      LOANS SUBJECT
                                              NUMBER                                                CONTRACTUAL       TO DELINQUENT
                                                OF         INTEREST               FINAL              AMOUNT OF          PRINCIPAL
TYPE OF LOANS                                  LOANS         RATE             MATURITY DATE          MORTGAGES         OR INTEREST
-------------                                 ------       --------           -------------         -----------       --------------
ASSETS HELD FOR INVESTMENT:
Residential/Condominiums (a)                   111        6.75%-9.50%      June 2000-June 2009             904               --
Commercial Mortgage                              1           9.00%              July 1998                6,242
                                                                                                        ------            ------
Total contractual amount of mortgage loans                                                               7,146            $  --
                                                                                                        ======            ======

Adjust contractual amount to
  reorganization value of mortgage loans                                                                  (234)
Adjust contractual amount to reallocate
  unrealized gain on sale                                                                                 (107)
                                                                                                        ------
Carrying value of mortgage loans and
  investments                                                                                          $ 6,805 (b)(c)
                                                                                                       =======



                              VALUE PROPERTY TRUST

                                  SCHEDULE XII

                          MORTGAGE LOANS ON REAL ESTATE

                               SEPTEMBER 30, 1997

                            (Dollars in thousands)

NOTES:

(a)      Consists of 111 residential mortgage loans on 7 mortgage investments.

(b)      The aggregate cost for federal income tax purposes is $7,146.

(c) The change in carrying value of mortgage loans during the year ended September 30, 1997 were as follows:

         Balance at September 30, 1996 .........................       $    663
         New commercial mortgage loan ..........................          6,257
                                                                       --------
                                                                          6,920
         Collections of principal ..............................           (115)
                                                                       --------
         Balance at September 30, 1997 .........................       $  6,805
                                                                       ========

         The change in carrying value of mortgage loans during the year ended September 30, 1995 were as follows:

         Balance at September 30, 1995 .........................      $ 56,979
         Advances on mortgage loans ............................           100
                                                                      --------
                                                                        57,079
         Collections of principal ..............................       (51,188)
         Transfer to real estate ...............................        (5,120)
         Adjustment for unrealized gains .......................          (108)
                                                                      --------
         Balance at September 30, 1996 .........................      $    663
                                                                      ========

         The change in carrying value of mortgage loans during the year ended September 30, 1995 were as follows:

         Balance at September 30, 1994 .........................       $ 69,322
         Reclassification from in-substance foreclosure ........         29,441
         Advances on mortgage loans ............................            733
         Net change in interest reserves .......................            162
                                                                       --------
                                                                         99,658
         Collections of principal ..............................        (22,711)
         Adjustment for fresh start accounting .................        (19,968)
                                                                       --------
         Balance at September 30, 1995 .........................       $ 56,979
                                                                       ========

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

10.10    Rights Agreement dated September 29, 1995 (2).

10.11 Employment contract dated September 29, 1995 between the Trust and Mr. Zoffinger. (18)

10.12 Agreement and Plan of Merger among Value Property Trust, Wellsford Real Properties, Inc. and Wellsford Capital Corporation dated September 18, 1997. (19)

10.13    1995 Share Option Plan (20)

16       Change in certifying accountants (15).

20.1     Press Release (16) (Exhibit 20.1).

20.2     Term Sheet (16) (Exhibit 20.2).

21       Subsidiaries (13) (Exhibit 21).

22       Press Release (17).

23.1(*)  Consent of Ernst & Young LLP dated December 15, 1997.

23.2(*)  Consent of Coopers & Lybrand L.L.P. dated December 15, 1997.

27(*)    Financial Data Schedule.
---------------

(1) Filed on October 13, 1995 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(2) Filed on December 29, 1995 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(3) Filed on December 6, 1984 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(4) Filed on August 14, 1996 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(5) Filed on December 28, 1990 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(6) Filed on March 14, 1991 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(7) Filed on December 27, 1991 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(8) Filed on December 22, 1992 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(9) Filed on August 13, 1987 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(10) Filed on December 29, 1987 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(11) Filed on December 21, 1989 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(12) Filed on May 14, 1991 as an exhibit to the Quarterly Report on Form 10-Q (No. 1-6613) and incorporated herein by reference.
(13) Filed on December 29, 1994 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(14) Filed on December 12, 1995 as an Exhibit to the 1995 Proxy Statement for fiscal year ended September 30, 1995.
(15) Filed on April 16, 1996 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(16) Filed on November 28, 1994 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(17) Filed on February 26, 1996 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(18) Filed on December 27, 1996 as an exhibit to the Annual Report on Form 10-K (No. 1-6613) and incorporated herein by reference.
(19) Filed on September 22, 1997 as an exhibit to the Current Report on Form 8-K (No. 1-6613) and incorporated herein by reference.
(20) Filed on February 7, 1997 on Form S-8 (No. 1-6613) and incorporated herein by reference.
(*)      Exhibit filed with this Form 10-K.