Form 10-Q
period 1997-12-31
VALUE PROPERTY TRUST
filed 1998-02-17
CIK 79259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to __________


                         Commission File Number 1-6613


                              VALUE PROPERTY TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Maryland                                          23-1862664
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)

     120 Albany Street, 8th Floor
      New Brunswick, New Jersey                             08901-2163
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (732) 296-3080

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

Number of Common Shares Outstanding at February 10, 1998:  11,226,310

                      VALUE PROPERTY TRUST AND SUBSIDIARIES

                                      INDEX





Part I:   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets at December 31, 1997 (Unaudited)
                          and September 30, 1997

                    Consolidated Statements of Operations for the Three
                          Months Ended December 31, 1997 and 1996 (Unaudited)

                    Consolidated Statements of Cash Flows for the Three Months
                          Ended December 31, 1997 and 1996 (Unaudited)

                    Consolidated Statement of Shareholders' Equity for the Three
                          Months Ended December 31, 1997 (Unaudited)

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

          Item 6.   Exhibits and Reports on Form 8-K

                    Signatures

                 VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

PART I:              FINANCIAL INFORMATION
ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                   December 31,  September 30,
                                                                      1997            1997
                                                                    --------        --------
                                                                   (Unaudited)
                      ASSETS
Assets Held for Sale:
   Investment in partnerships ..............................        $  5,959        $  5,869
   Real estate owned .......................................          21,802          22,001
                                                                    --------        --------
         Total Assets Held for Sale ........................          27,761          27,870
                                                                    --------        --------

Assets Held for Investment:
   Mortgage loans ..........................................           6,745           6,805
   Real estate owned .......................................          37,680          37,934
                                                                    --------        --------
         Total Assets Held for Investment ..................          44,425          44,739
                                                                    --------        --------

         Total Invested Assets .............................          72,186          72,609

Cash and cash equivalents ..................................          66,433          81,409
Restricted cash ............................................             703           1,673
Interest receivable and other assets .......................           3,520           3,391
                                                                    --------        --------
         Total Assets ......................................        $142,842        $159,082
                                                                    ========        ========
                       LIABILITIES

Senior secured notes (due 1999) ............................        $   --          $ 18,222
Accounts payable and accrued expenses ......................           1,038           1,245
Interest payable ...........................................            --               103
                                                                    --------        --------
         Total Liabilities .................................           1,038          19,570
                                                                    --------        --------
                      SHAREHOLDERS' EQUITY

Preferred shares, $1 par value: 3,500,000 shares authorized,
   none issued .............................................            --              --
Common shares, $1 par value: 20,000,000 shares authorized,
   11,226,310 and 11,226,310 shares issued and outstanding .          11,226          11,226
Additional paid-in capital .................................          88,848          88,848
Accumulated earnings .......................................          41,730          39,438
                                                                    --------        --------
         Total Shareholders' Equity ........................         141,804         139,512
                                                                    --------        --------

         Total Liabilities and Shareholders' Equity ........        $142,842        $159,082
                                                                    ========        ========

See accompanying notes to the consolidated financial statements.

                 VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)

                                                           Three Months Ended
                                                               December 31,
                                                           1997           1996
                                                         --------        -------
Revenue:
   Rental properties:
       Rental income ...........................         $ 3,809         $ 5,924
       Operating expense reimbursements ........             424             845
   Interest and fee income on mortgage loans ...             162              21
   Interest on short-term investments ..........             966             519
                                                         -------         -------
       Total Revenue ...........................           5,361           7,309
                                                         -------         -------

Expenses:
   Interest ....................................             638           1,381
   Rental properties:
       Operating ...............................           1,616           2,484
       Depreciation and amortization ...........             402             529
   Other operating expenses ....................             505             736
                                                         -------         -------
       Total Expenses ..........................           3,161           5,130
                                                         -------         -------

Income before gain on sale of real estate ......           2,200           2,179
Gain on sale of real estate ....................              92           1,795
                                                         -------         -------
Net income .....................................         $ 2,292         $ 3,974
                                                         =======         =======

Per share:
Basic and diluted:
   Income before gain on sale of real estate ...         $   .19         $   .19
   Gain on sale of real estate .................             .01             .16
                                                         -------         -------
   Net income ..................................         $   .20         $   .35
                                                         =======         =======

Weighted average number of common
   shares outstanding
       Basic ...................................          11,226          11,226
                                                         =======         =======
       Diluted .................................          11,514          11,331
                                                         =======         =======

See accompanying notes to the consolidated financial statements.

                 VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                     Three Months Ended
                                                                         December 31,
                                                                  -------------------------
                                                                    1997             1996
                                                                  ---------        --------
Cash flows from operating activities:
     Net income ..........................................        $  2,292         $  3,974
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization on real estate             402              529
              Increase in receivables and other assets ...            (129)            (298)
              Gain on sale of real estate ................             (92)          (1,795)
              Decrease in payables and accrued expenses ..            (207)            (107)
              Decrease in interest payable ...............            (103)             (26)
                                                                  --------         --------
     Total adjustments ...................................            (129)          (1,697)
                                                                  --------         --------
Net cash provided by operating activities ................           2,163            2,277
                                                                  --------         --------

Cash flows from investing activities:
     Investment in real estate:
         Real estate .....................................            (270)          (1,188)
         Partnerships ....................................             (99)            (284)
     Principal repayments on mortgage loans ..............              60               12
     Proceeds from the sale of real estate ...............             422            4,280
                                                                  --------         --------
Net cash provided by investing activities ................             113            2,820
                                                                  --------         --------

Cash flows from financing activities:
     Prepayment of senior secured notes (due 1999) .......         (18,222)          (8,394)
     Decrease in restricted cash .........................             970            8,774
                                                                  --------         --------
Net cash used in financing activities ....................         (17,252)             380
                                                                  --------         --------

Net increase in cash and cash equivalents ................         (14,976)           5,477
Cash and cash equivalents at beginning of period .........          81,409           29,501
                                                                  --------         --------

Cash and cash equivalents at end of period ...............        $ 66,433         $ 34,978
                                                                  ========         ========

Supplemental schedule of non-cash investment and financing activities:

     Interest paid .......................................        $    221         $  1,009
                                                                  ========         ========

See accompanying notes to the consolidated financial statements.

                 VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands)



For the Three Months Ended December 31, 1997


                                                                        Additional      Total
                                       Common Shares         Paid-In     Retained    Shareholders'
                                   Shares       Amount       Capital     Earnings      Equity
                                  --------     --------     --------     --------     --------
Balance at September 30, 1997       11,226     $ 11,226     $ 88,848     $ 39,438     $139,512

Net income ..................         --           --           --          2,292        2,292
                                  --------     --------     --------     --------     --------

Balance at December 31, 1997        11,226     $ 11,226     $ 88,848     $ 41,730     $141,804
                                  ========     ========     ========     ========     ========


See accompanying notes to the consolidated financial statements.

                 VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           BASIS OF FINANCIAL INFORMATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These financial statements should be read in conjunction with the Trust's September 30, 1997 audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K.

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

         A special meeting of the Trust will be held on February 20, 1998 at 120 Albany Street, 2nd Floor, New Brunswick, New Jersey 08901 at 10:00 A.M. (local time) for shareholder of record on December 22, 1997. At the Trust's special meeting, holder's of the trust's shares will consider and vote upon (i) a proposal to approve the merger of Wellsford with and into the Trust pursuant to the merger agreement; and (ii) a proposal to amend the Trust's Declaration of Trust, to be effective immediately prior to and conditional upon the consummation of the merger, so as to eliminate the ownership restrictions contained in the Declaration of Trust in order to allow the merger to be consummated.


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

         In July 1997, the Trust contacted the Internal Revenue Service (the "IRS") regarding interpretative advice concerning a technical provision of the REIT requirement of the Internal Revenue Code and, based upon such interpretative advice, potential violations of such provision during fiscal 1994 and 1995. The Trust sought the IRS's interpretation of the technical provision of the REIT requirement and its concurrence that, if any technical violations were deemed to have occurred, such violations would not affect the Trust's REIT status. On December 30, 1997 the Trust entered into a closing agreement with the IRS which stated, among other things, that although the Trust failed to satisfy the relevant technical provision of the REIT requirement, such failure was not willful and the Trust is entitled to elect REIT status for fiscal 1996.

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


                              ALLOWANCE FOR LOSSES

         The Trust applies Financial Accounting Standards Board SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.


                              NET INCOME PER SHARE

         Basic net income per share is computed using the actual weighted average common shares outstanding during the period. Diluted net income per share is computed using the actual weighted average common shares outstanding during the period, plus the weighted average number of net shares that would be issued upon the exercise of dilutive options assuming the proceeds used to repurchase share pursuant to the treasury stock method. The computation of diluted net income per share does not assume conversion of options that would have an antidilutive effect on net income per share.

                VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                          DEPRECIATION AND AMORTIZATION

         The Trust  segregates the real estate  portfolio  into two  categories:
Held for Sale and Held for Investment. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets; 40 years for buildings, three to five years for other property and over the term of the related lease for lease commissions and tenant improvements. The Held for Sale category is not depreciated.

                            CASH AND CASH EQUIVALENTS

         Cash and cash equivalents and restricted cash include short-term investments (high grade commercial paper, bank CDS and US Treasury and Agency Securities) with original maturities not exceeding a term greater than 90 days.

                            INVESTMENT IN PARTNERSHIP

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

                                 DEFERRED COSTS

         Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the term of the related debt agreement. Amortization expense is included in interest expense in the accompanying statement of operations. On November 3, 1997, the Trust utilized a portion of available cash on hand and the net proceeds from the sale on an encumbered building to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million. Accordingly, the remaining unamortized deferred costs were recorded as a charge to interest expense.

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


NOTE 3.           MORTGAGE LOANS AND INVESTMENTS IN REAL ESTATE

         The following table summarizes the Trust's investments in real estate owned at December 31, 1997.

                   Type of
                 Real Estate               Number        Carrying      Accumulated         Book
                  Property             of Properties      Amount       Depreciation       Value
                  --------             -------------      ------       ------------       -----
                                                           (dollars in thousands)
Real Estate Held for Sale:

         Real Estate Owned ........              5        $21,875        $   (73)        $21,802
         Investment in Partnerships              1          5,995            (36)          5,959
                                           -------        -------        -------         -------
         Total ....................              6        $27,870        $  (109)        $27,761
                                           =======        =======        =======         =======

Real Estate Held for Investment:

         Real Estate Owned ........             15        $40,523        $(2,843)        $37,680
                                           -------        -------        -------         -------
         Total ....................             15        $40,523        $(2,843)        $37,680
                                           =======        =======        =======         =======

NOTE 4.          BORROWINGS

                              SENIOR SECURED NOTES

         During the first quarter of fiscal 1998, the Trust sold one of the six remaining buildings owned in an industrial park which was encumbered under the terms of the New Indenture. On November 3, 1997, the Trust utilized a portion of available cash on hand and the net proceeds from this sale to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million.

                VALUE PROPERTY TRUST AND SUBSIDIARIES FORM 10Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.           SHARE OPTION PLAN

                             1995 SHARE OPTION PLAN

         All the outstanding options of 1995 Share Option Plan (the "1995 Plan") will fully vest and be cancelled upon the consummation of the definitive merger agreement with Wellsford, which is anticipated to be completed in the second quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net income for the three months ended December 31, 1997 was $2.3 million, or $0.20 per diluted share, compared to $4.0 million, or $0.35 per diluted share, for the three months ended December 31, 1996. Income before gain on sale of real estate was unchanged at $2.2 million, or $0.19 per diluted share, for the three months ended December 31, 1997 compared to the same period last year.

         Rental income was $3.8 million for the three months ended December 31, 1997 compared to $5.9 million for the three months ended December 31, 1996. In addition to rental income, the Trust received reimbursement of certain operating expenses totaling $0.4 million and $0.8 million for the three months ended December 31, 1997 and 1996, respectively. The decrease in rental income and reimbursement of certain operating expenses is the result of real estate property sales that occurred during fiscal 1997. At December 31, 1997 the Trust owned 21 real estate properties compared to 30 at December 31, 1996. During fiscal 1997, the Trust sold ten real estate properties and three of nine buildings owned by the Trust in an industrial park. During the first quarter of fiscal 1998, the Trust sold one of the remaining six buildings in an industrial park. Occupancy levels decreased to 86.1% at December 31, 1997 compared to 87.6% at December 31, 1996. Occupancy levels, adjusted for real estate property sales, increased to 86.1% at December 31, 1997 compared to 84.9% at December 31, 1996.

         Interest and fee income on mortgage loans increased to $162,000 for the three months ended December 31, 1997 compared to $21,000 the same period last year. During the fourth quarter of fiscal 1997, the Trust provided commercial mortgage financing in the amount of $6.2 million in conjunction with the sale one real estate property. The Trust's remaining residential mortgage loan portfolio is currently less than $0.6 million.

         Interest on short-term investments was $1.0 million for the three months ended December 31, 1997 compared to $0.5 million for the three months ended December 31, 1996. As a result of continued property sales, the amount of short term investments held by the Trust grew over the prior period.

         Interest expense decreased to $0.6 million for the three months ended December 31, 1997 compared to $1.4 million for the three months ended December 31, 1996. Included in interest expense for fiscal 1998 and fiscal 1997 is the amortization of deferred costs incurred in obtaining the Floating Rate Notes which are amortized over the term of the debt agreement. The Trust has continued to reduce the Floating Rate Notes through prepayments required under the New Indenture from the sale of encumbered real estate properties and four of nine buildings owned by the Trust in an industrial park. On November 3, 1997, the Trust utilized a portion of available cash on hand and the net proceeds from the sale on an encumbered building to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million.

         Operating expenses on rental properties was $1.6 million for the three months ended December 31, 1997 compared to $2.5 million for the three months ended December 31, 1996. The decrease in operating expenses on rental properties is the result of continued real estate property sales that occurred during fiscal 1997 and cost containment measures. At December 31, 1997 the Trust owned

21 real estate properties compared to 30 at December 31, 1996. During fiscal 1997, the Trust sold ten real estate properties and three of nine buildings owned by the Trust in an industrial park. During the first quarter of fiscal 1998, the Trust sold one of the remaining six buildings in an industrial park. Occupancy levels decreased to 86.1% at December 31, 1997 compared to 87.6% at December 31, 1996. Occupancy levels, adjusted for real estate property sales, increased to 86.1% at December 31, 1997 compared to 84.9% at December 31, 1996.

         Depreciation and amortization on rental properties decreased slightly to $0.4 million for the three months ended December 31, 1998 compared to $0.5 million for the three months ended December 31, 1996. At September 30, 1995, the Trust segregated the real estate portfolio into two categories: Held for Sale and Held for Investment. Additionally, all assets and liabilities of the Trust were restated to reflect their respective reorganization value or fair value. The Trust depreciates the Held for Investment category over the estimated useful lives of the assets. The Held for Sale category is not depreciated. During fiscal 1997, the Trust reclassified six real estate properties with a carrying value of $35.7 million to Assets Held for Sale from Assets Held for Investment and no longer depreciates these assets.

         Other operating expenses were $0.5 million for the three months ended December 31, 1997 compared to $0.7 million for the three months ended December 31, 1996. The reduction was primarily a result of reduced legal fees associated with a lawsuit, which was settled in September 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

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

         A special meeting of the Trust will be held on February 20, 1998 at 120 Albany Street, 2nd Floor, New Brunswick, New Jersey 08901 at 10:00 A.M. (local time) for shareholder of record on December 22, 1997. At the Trust's special meeting, holder's of the trust's shares will consider and vote upon (i) a proposal to approve the merger of Wellsford with and into the Trust pursuant to the merger agreement; and (ii) a proposal to amend the Trust's Declaration of Trust, to be effective immediately prior to and conditional upon the consummation of the merger, so as to eliminate the ownership restrictions contained in the Declaration of Trust in order to allow the merger to be consummated.

         On November 3, 1997, the Trust utilized a portion of available cash on hand and the net proceeds from the sale on an encumbered building to retire its senior indebtedness in full. The face amount outstanding of the Floating Rate Notes at the time of repayment was $18.2 million. At the time the prepayment, the Trust was in compliance with the New Indenture.

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

         During first quartet of fiscal 1998, the Trust received $0.4 million in net proceeds from the sale of one of the remaining six buildings owned by the Trust in an industrial park.

         For the three months ended December 31, 1997, cash provided by operating activities increased to $2.2 million compared to $2.3 million for the three months ended December 31, 1996. The increase in cash provided by operating activities was primarily attributable to a reduced number of real estate properties offset by lower interest payments in connection with the senior indebtedness. The outstanding balance on the Senior Secured Notes was repaid in full on November 3, 1997 and was $54.8 million at December 31, 1996.

         Cash provided by investing activities was $0.1 million for the three months ended December 31, 1997 compared to $2.8 million for the three months ended December 31, 1996. The decrease in cash provided by investing activities was primarily attributable to the decrease in real estate sales activity to $0.4 million for the three months ended December 31, 1997 compared to $4.3 million for the three months ended December 31, 1996.

         Cash used in financing activities increased to $17.3 million for the three months ended December 31, 1997 compared to $0.4 million for the three months ended December 31, 1996. During the first quarter of fiscal 1998, the Trust used $18.2 million to prepay the Floating Rate Notes, in full. Restricted cash decreased to $1.0 million for the three months ended December 31, 1997 compared to a decrease of $8.8 million for the three months ended December 31, 1996.

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

         A special meeting of the Trust will be held on February 20, 1998 at 120 Albany Street, 2nd Floor, New Brunswick, New Jersey 08901 at 10:00 A.M. (local time) for shareholder of record on December 22, 1997. At the Trust's special meeting, holder's of the trust's shares will consider and vote upon (i) a proposal to approve the merger of Wellsford with and into the Trust pursuant to the merger agreement; and (ii) a proposal to amend the Trust's Declaration of Trust, to be effective immediately prior to and conditional upon the consummation of the merger, so as to eliminate the ownership restrictions contained in the Declaration of Trust in order to allow the merger to be consummated.

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






DATE:   February 17, 1998